Form 10-Q
period 2009-03-31
CARIBBEAN VILLA CATERING CORP
filed 2009-05-13
CIK 1425042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NUMBER:  333-151840

CARIBBEAN VILLA CATERING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	45-0557179 (I.R.S. Employer Identification No.)
38 Playa Laguna Sosua, Dominican Republic (Address of principal executive offices)	Not applicable (Zip Code)
(809) 571-3363 (Registrant’s telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [   ]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  1,240,000 shares of common stock are issued and outstanding as of May 12, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1,  registration number 33-151840, dated and effective April17, 2009.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Caribbean Villa Catering Corporation, a Nevada corporation, and our subsidiary Servicios De Banquettes Costa Norte SA (North Coast Catering Services SA), a company formed under the laws of the Dominican Republic.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Current Assets

Cash	$20,299	$35,491

Total Current Assets	20,299	35,491

Fixed Assets, Net	3,781	3,909

TOTAL ASSETS	24,080	39,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Note payable - related party	341	-

Total Current Liabilities	341	-

TOTAL LIABILITIES	341	-

Stockholders' Equity

Common Stock, 500,000,000 shares authorized
$0.001 par value, 1,240,000 shares issued
and oustanding	1,240	1,240
Additional paid-in capital	106,260	106,260
Accumulated Deficit	(83,761)	(68,100)

Total Stockholders' Equity	23,739	39,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,080	$39,400

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
			March 9, 2007
	For the Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating Expenses

General and administrative	96	14,375	5,516
Legal and professional	15,277		44,767
Depreciation	288	-	1,978
Consulting - related party	-	20,000	31,500

Total Operating Expenses	15,661	34,375	83,761

Provision for Income Taxes	-	-	-

Net Loss	$(15,661)	$(34,375)	$(83,761)

Basic and Diluted
Loss per Share	$(0.01)	$(0.03)

Weighted Average
Number of Shares	1,240,000	1,240,000

a = Less than ($0.01) per share
b = Zero shares had been issued at this time

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity

Balance at inception on March 9, 2007	-	$-	$-	$-	$-

Common Shares issued to founders for cash
at $0.025 per share in October 2007	900,000	900	21,600	-	22,500

Common Shares issued for cash at $0.25
per share in November / December 2007	340,000	340	84,660	-	85,000

Net loss for the year ended
December 31, 2007	-	-	-	(3,958)	(3,958)

Balance, December 31, 2007	1,240,000	1,240	106,260	(3,958)	103,542

Net loss for the year ended
December 31, 2008	-	-	-	(64,142)	(64,142)

Balance, December 31, 2008	1,240,000	1,240	106,260	(68,100)	39,400

Net loss for the three months ended
March 31, 2009 (unaudited)	-	-	-	(15,661)	(15,661)

Balance, March 31, 2009 (unaudited)	1,240,000	$1,240	$106,260	$(83,761)	$23,739

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			March 9, 2007
	For the Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(15,661)	$(34,375)	$(83,761)
Adjustments to reconcile net loss
to net cash provided (used) in
operating activities
Depreciation	288	-	1,978

Net Cash Provided (Used) in
Operating Activities	(15,373)	(34,375)	(81,783)

INVESTING ACTIVITIES
Purchase of equipment	(160)	-	(5,759)

Net Cash Used in Investing Activities	(160)	-	(5,759)

FINANCING ACTIVITIES
Cash inflow (outflow) from note
payable - related party	341	(6,255)	341
Proceeds from sale of common stock	-	-	107,500

Net Cash Provided (Used) in
Financing Activities	341	(6,255)	107,841

Net Increase (Decrease) in Cash	(15,192)	(40,630)	20,299

CASH, BEGINNING OF PERIOD	35,491	106,038	-

CASH, ENDING OF PERIOD	$20,299	65,408	$20,299

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Caribbean Villa Catering Corporation
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements include the financial position and activity of Caribbean Villa Catering Corporation, and its wholly-owned subsidiary Servicos de Banquetes Costa Norte, S.A.  All inter-company transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2009, the Company borrowed $341 from a related party.  This note is non-interest bearing and is due on demand.  As of March 31, 2009, the Company has received no demand for payment on the note.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company formed March 2007.  Our business  plan is to provide food and beverage catering services to private residences (villas), corporate offices and function service providers  in the locale of the north coast of the Dominican Republic, a luxury tourist destination. We are a holding company for Servicios De Banquettes Costa Norte SA (North Coast Catering Services SA), a company formed under the laws of the Dominican Republic in September 2008 and all of our business will be conducted in this wholly-owned subsidiary, which is also a development stage company.

All of our business will be conducted through our Dominican Republic subsidiary   The bank accounts of our subsidiary will be denominated in US Dollars and also Dominican Pesos. These bank accounts will enable our Dominican Republic subsidiary to operate in the usual manner in terms of paying local expenses and receiving monies due from our clients. Operating expenses in the Dominican Republic will be paid in Dominican Pesos as is standard practice for local suppliers but clients would be offered the option to pay for our services in either US Dollars or Dominican Pesos calculated at the exchange rate at any given time. Our Dominican Republic subsidiary intends to manage its bank accounts considering income and expenditures in order to keep reserves of the appropriate currency in order to make our financial obligations. Our bank accounts in the Dominican Republic were approved and established in March 2009.

During the balance of 2007 through December 31, 2008 our activities were primarily related to the development of our business plan, including our menus, raising our initial capital, filing a registration statement with the United States Securities and Exchange Commission for the registration of shares held by our shareholders and administrative start up activities including the formation of our Dominican Republic subsidiary, obtaining residency for our chef, Mr. Jones, identifying qualified employees and preliminary marketing of our company. In March 2009 we established our bank accounts in the Dominican Republic and intend to begin actively marketing our company and commence catering in the second quarter of 2009.  Our initial marketing will encompass mailings to rental and management companies for villas, distributing flyers and advertisements in local newspapers.  As set forth below, we have budgeted $1,000 for these marketing costs.  In conjunction with the launch of our marketing efforts, we intend to begin offering catering services.  As we begin providing catering services, we will incur expenses directly related to the services, such as food, beverage and other costs of providing the services including rental charges for linens, serving ware and similar items, as well as expenses related to servers and kitchen staff.  We intend to hire servers and kitchen staff on an as needed, hourly basis. However, since our business model anticipates that each catering project will be priced based on the particular menu and services to be provided and we will pass along all current food, supply and service costs at that particular time to our customers in the form of charging prices to cover all food, supply and service costs for our catering services for that particular project, we anticipate that these and any additional direct expenses we may incur in rendering the catering services would be substantially, if not completely, offset by revenues from the particular catering  project as such expenses will not be part of our fixed overhead costs.  As our business grows and we hire an additional chef, we anticipate that the compensation structure for this additional employee will be substantially similar to that of our Executive Chef, Mr. Jones, and will be a percentage of the gross profit on the catering jobs handled by his team.  Our business model is centered around growing our company on a conservative basis utilizing the working capital presently available to us.  We believe that our current working capital is sufficient to fund these costs as we begin generating cash flow from our operations.  Even if we do not begin generating revenues as anticipated, or if our revenues should be lower than we anticipate, we believe our current working capital is sufficient to fund our operations until approximately November 2009.

Going Concern

We have not generated any revenues since our inception and have incurred net losses of $15,661 for the three-months ended March 31, 2009, and $83,761 from inception through March 31, 2009.   As a result of our net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, have expressed substantial doubt about our ability to continue as a going concern. While we raised approximately $85,000 from the sale of our securities during November and December2007 and  our cash on hand at March 31, 2009 was $20,299, our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due.  We plan to commence operations during the second quarter of 2009 but to the extent revenues, if any are insufficient to satisfy our capital requirements, we plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

We are a development stage company which began operations in March 2007.  From inception through March 31, 2009 we did not report any revenues.  We intend to commence catering, and commence generating revenues, in the second quarter of 2009.

For the three months ended March 31, 2009, we reported total operating expenses of $15,661, compared to $34,375 for the three-month period ended March 31, 2008. Operating expenses for the three-month period ended March 31, 2009 included $96 of general and administrative expenses, $15,277 in legal and professional fees and $288 of non-cash depreciation expense.  Included in general and administrative expenses were translation fees and bank charges.  Included in legal and professional expenses was $8,500 in legal fees in connection with our registration statement on Form S-1, the establishment of our Dominican Republic subsidiary, and residency application for our chef, Mr. Jones,  $5,500 in audit fees in connection with our registration statement on Form S-1 and our audit for the year ended December 31, 2008,$ 925 in accounting fees in connection with our registration statement on Form S-1 and our audit for the year ended December 31, 2008, and $352 in edgarizing fees in connection with our registration statement on Form S-1.

For the three months ended March 31, 2008 we reported total operating expenses of $34,375, which included $14,375 of general and administrative expenses and a one time $20,000 consulting fee paid to our president for services rendered in relation to the preparation of the registration statement on Form S-1, and work towards obtaining a market listing for our shares common stock.  Included in general and administrative expenses during the period were $10,000 in legal fees and $3,500 audit fees in connection with the preparation of the registration statement, $375 resident agent fees in connection with our good standing in the state of our incorporation, $500 in accountant fees to prepare year-end 2007 tax return, $10 SEC filing fee and $1,000 for transfer agent fees in connection with our engagement of a transfer agent.

Because of the early stage of our company's operations, our overhead expenses are minimal.  Our President provides our company kitchen/training facilities and administrative offices at his home at no expense to us and our management currently serves without compensation.  During 2009, as we continue to implement our business plan, we anticipate that our operating expenses will increase both for marketing costs as described earlier in this section as well as expenses which are associated with professional fees and other expenses related to the registration statement of which this prospectus is a part and our obligations thereafter to comply with and file periodic reports as a public reporting company. These fees and expenses are estimated to be approximately $25,000 to $30,000.  However, given that a certain portion of anticipated operating expenses for 2009 are proportionally related to costs associated with servicing customers, we are unable at this time to quantify the amount of the overall anticipated increase in total expenses in 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  Since inception, we have financed our cash flow requirements through the issuance of common stock in November and December 2007 when we received net proceeds of $85,000.

At March 31, 2009 we had cash on hand of $20,299 and working capital of $19,958.  At December 31, 2008 we had cash on hand of $35,491and working capital of $35,491.  At March 31, 2009, our liabilities were $341 which represented funds advanced to us by our CEO to pay the minimum deposit required to open our Dominican Republic bank accounts.  This amount, which does not bear any interest, will be repaid in the second quarter of 2009.

Net cash used in operating activities for the three months ended March 31, 2009 was $15,373 which represented cash to fund our operating loss and an add-back of non-cash depreciation of $288.  Net cash used in operating activities for the three months ended March 31, 2008 was $34,375 which represented cash used to fund our operating loss.

Net cash used in investing activities for the three months ended March 31, 2009 was $160 which represented the purchase of computer anti-virus software.  Net cash used in investing activities for the three months ended March 31, 2008 was $0.

Net cash provided by financing activities for the three months ended March 31, 2009 was $341 and represented funds advanced to us by our CEO to pay the minimum deposit required to open our Dominican Republic bank accounts.  Net cash used in financing activities for the three months ended March 31, 2008 was $6,255 which represented repayment of funds advanced to us by our CEO for working capital. This amount, which did not bear any interest, was repaid February 2008.

We do not have any capital commitments and believe that our current working capital is sufficient to fund our operations until November 2009 based upon our internal projections. The amount of our future capital requirements, however, depends primarily on the rate at which we begin generating revenues and the gross profit margins we are able to achieve. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our services and the degree to which competitive services adversely impact our anticipated gross profit margins.  As long as our cash flow from operations remains insufficient to completely fund operations, we will deplete our financial resources.  If our business does not grow at the rate we internally project, we may be required to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  Should it be necessary to raise additional working capital, there can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to support our operations, we could be unable to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

Recent Capital Raising Transaction

From November 2007 to December 2007, we completed a private placement of 340,000 shares of common stock, at a purchase price of $.25 per share, to 32 investors.  We received net proceeds of $85,000 in connection with this transaction.  We intend to use the proceeds of this offering for professional fees and other expenses related to the registration statement of which this prospectus is a part, the cost associated with being a reporting company under the Securities Exchange Act of 1934, and for working capital for the next 12 months.

New Accounting Pronouncements

The Company adopted the following recently issued accounting pronouncements during the period:

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  This pronouncement has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policies

Accounting Basis

The Company’s financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Depreciation

The Company depreciates its assets on a straight-line basis over their estimated useful lives. As of December 31, 2008, all of the Company’s equipment is being depreciated over a five-year period.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2008	2007

Loss (numerator)	$(64,142)	$(3,958)
Shares (denominator)	1,240,000	-

Per share amount	$(0.05)	$(0.00)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.  Such policies will be defined and implemented at such time that planned principal operations commence.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on our management’s evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer, and our Chief Financial Officer who also serves as our principal financial officer, concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribbean Villa Catering Corporation

By: /s/ Robert Seeley
Robert Seeley, President, principal executive officer
Date: May 12, 2009

By: /s/ Virgilio Santana Ripoll
Virgilio Santana Ripoll, Chief Financial Officer, principal financial and accounting officer
Date: May 12, 2009