Form 10-Q
period 2009-06-30
CARIBBEAN VILLA CATERING CORP
filed 2009-08-11
CIK 1425042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No  ☐

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,800,000 shares of common stock are issued and outstanding as of August 10, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1,  registration number 33-151840, dated and effective April 17, 2009.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Caribbean Villa Catering Corporation, a Nevada corporation, and our subsidiary Servicios De Banquetes Costa Norte SA (North Coast Catering Services SA), a company formed under the laws of the Dominican Republic. All share and per share information contained in this quarterly report gives effect to the 1 for twenty (1:20) forward stock split effective June 16, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets

Cash	$4,812	35,491

Total Current Assets	4,812	35,491

Fixed Assets, Net	3,493	3,909

TOTAL ASSETS	8,305	39,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Notes payable - related	345	-

Total Current Liabilities	345	-

Total Liabilities

Stockholders' Equity

Common Stock, 125,000,000 shares authorized
$0.001 par value, 24,800,000 shares issued
and oustanding	24,800	24,800
Additional paid-in capital	82,700	82,700
Accumulated Deficit	(99,540)	(68,100)

Total Stockholders' Equity	7,960	39,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,305	$39,400

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					March 9,
					2007
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses

General and administrative	2,355	1,279	2,451	1,619	7,871
Legal and professional	13,136	7,840	28,413	21,875	57,903
Depreciation	288	235	576	235	2,266
Consulting - related party	-	-	-	20,000	31,500

Total Operating Expenses	15,779	9,354	31,440	43,729	99,540

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(15,779)	$(9,354)	$(31,440)	$(43,729)	$(99,540)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	24,800,000	24,800,000	24,800,000	24,800,000

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity

Balance at inception on March 9, 2007	-	$-	$-	$-	$-

Common Shares issued to founders for cash
at $0.025 per share in October 2007	18,000,000	18,000	4,500	-	22,500

Common Shares issued for cash at $0.25
per share in November / December 2007	6,800,000	6,800	78,200	-	85,000

Net loss for the year ended
December 31, 2007	-	-	-	(3,958)	(3,958)

Balance, December 31, 2007	24,800,000	24,800	82,700	(3,958)	103,542

Net loss for the year ended
December 31, 2008	-	-	-	(64,142)	(64,142)

Balance, December 31, 2008	24,800,000	24,800	82,700	(68,100)	39,400

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	(31,440)	(31,440)

Balance, June 30, 2009 (unaudited)	24,800,000	$24,800	$82,700	$(99,540)	$7,960

The accompanying notes are an integral part of these statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
			March 9, 2007
	For the Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009

Operating Activities
Net loss	$(31,440)	$(43,729)	$(99,540)
Adjustments to reconcile net loss
to net cash provided (used) in	.
operating activities
Depreciation	576	235	2,266

Net Cash Provided (Used) in
Operating Activities	(30,864)	(43,494)	(97,274)

Investing Activities
Purchase of equipment	(160)	-	(5,759)

Net Cash Used in Investing Activities	(160)	-	(5,759)

Financing Activities
Cash inflow (outflow) from note
payable - related party	345	(6,255)	345
Proceeds from sale of common stock	-	-	107,500

Net Cash Provided (Used) in
Financing Activities	345	(6,255)	107,845

Net Increase (Decrease) in Cash	(30,679)	(49,749)	4,812

Cash, Beginning of Period	35,491	106,038	-

Cash, End of Period	$4,812	$56,289	$4,812

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2009, the Company borrowed $345 from a related party.  This note is non-interest bearing and is due on demand.  As of June 30, 2009, the Company has received no demand for payment on the note.

NOTE 4 – STOCK SPLIT

On June 11, 2009 the Company elected to consummate a 20:1 forward stock-split of its common stock, leaving a total of 24,800,000 common shares issued and outstanding immediately after the split.  All references to common stock in these financial statements have been retroactively restated so as to include the effects of this stock-split.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company formed March 2007.  Our business  plan is to provide food and beverage catering services to private residences (villas), corporate offices and function service providers  in the locale of the north coast of the Dominican Republic, a luxury tourist destination. We are a holding company for Servicios De Banquetes Costa Norte SA (North Coast Catering Services SA), a company formed under the laws of the Dominican Republic in September 2008 and all of our business will be conducted in this wholly-owned subsidiary, which is also a development stage company.

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

Our activities from inception through June 30, 2009 were primarily related to the development of our business plan, including our menus, raising our initial capital, filing a registration statement with the United States Securities and Exchange Commission for the registration of shares held by our shareholders and administrative start up activities including the formation of our Dominican Republic subsidiary, obtaining residency for our chef, Mr. Jones, identifying qualified employees and preliminary marketing of our company. In March 2009 we established our bank accounts in the Dominican Republic and intend to begin actively marketing our company and commence catering in the third quarter of 2009.  As discussed below, in June 2009 we received a proposal from a third party to acquire our company and with regard thereto management has spent a portion of its time in discussions, preparing documents and undertaking due diligence in connection therewith.

We intend that our initial marketing will encompass mailings to rental and management companies for villas, distributing flyers and advertisements in local newspapers.  As set forth below, we have budgeted $1,000 for these marketing costs.  In conjunction with the launch of our marketing efforts, we intend to begin offering catering services.  As we begin providing catering services, we will incur expenses directly related to the services, such as food, beverage and other costs of providing the services including rental charges for linens, serving ware and similar items, as well as expenses related to servers and kitchen staff.  We intend to hire servers and kitchen staff on an as needed, hourly basis. However, since our business model anticipates that each catering project will be priced based on the particular menu and services to be provided and we will pass along all current food, supply and service costs at that particular time to our customers in the form of charging prices to cover all food, supply and service costs for our catering services for that particular project, we anticipate that these and any additional direct expenses we may incur in rendering the catering services would be substantially, if not completely, offset by revenues from the particular catering  project as such expenses will not be part of our fixed overhead costs.  As our business grows and we hire an additional chef, we anticipate that the compensation structure for this additional employee will be substantially similar to that of our Executive Chef, Mr. Jones, and will be a percentage of the gross profit on the catering jobs handled by his team.  Our business model is centered around growing our company on a conservative basis utilizing the working capital available to us.  We believe that our current working capital will be sufficient to fund these costs when we begin generating cash flow from our operations.  If we do not begin generating revenues as anticipated, our current working capital is sufficient to fund our operations until approximately September 2009.

In June 2009 we received a proposal by a third party, JSC Globotek, to merge with our company. Because we do not presently have sufficient working capital to fund our operations beyond approximately September 2009, our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.   On June 12, 2009 we entered into a letter of intent with Globotek which letter contemplates a merger with Globotek in exchange for shares of our company (the “Merger”).  The closing of the Merger is subject to a number of conditions including the negotiation and execution of a definitive agreement, approval of the Globotek shareholders, and further due diligence by both parties.  If closed, this transaction will result in a change of control of our company.

Going Concern

We have not generated any revenues since our inception and have incurred net losses of $31,440 for the six-months ended June 30, 2009, and $99,540 from inception through June 30, 2009.   As a result of our net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, have expressed substantial doubt about our ability to continue as a going concern. We raised approximately $85,000 from the sale of our securities during November and December2007 and  our cash on hand at June 30, 2009 was approximately $4,800. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due.  We plan to commence operations during the third quarter of 2009 but to the extent revenues, if any are insufficient to satisfy our capital requirements, we plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  Management's plans to obtain working capital also include (1) obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company which generates revenues in exchange for our securities.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operations

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

We are a development stage company which began operations in March 2007.  From inception through June 30, 2009 we did not report any revenues.  We intend to commence catering, and commence generating revenues, in the third quarter of 2009.

For the three and six months ended June 30, 2009, we reported total operating expenses of $15,779 and $31,440 respectively, compared to $9,354 and $43,729 respectively, for the three and six-month period ended June 30, 2008. Operating expenses for the six-month period ended June 30, 2009 included $2,451 of general and administrative expenses, $28,413 in legal and professional fees and $576 of non-cash depreciation expense.  Included in general and administrative expenses were $1,500 for fees associated with our press releases, $350 for our corporate renewal with the State of Nevada, $485 for the filing fee of our articles of amendment in connection with our forward stock split, and translation fees, bank charges and registration of website domain name.  Included in legal and professional expenses was $17,500 in legal fees in connection with our registration statement on Form S-1, our SEC reports, the establishment of our Dominican Republic subsidiary, residency application for our chef, Mr. Jones,  our press releases and our forward stock split. Our legal and professional expenses also included $7,000 in audit fees in connection with our registration statement on Form S-1 and our audit for the year ended December 31, 2008, $2,150  in accounting fees in connection with our registration statement on Form S-1, our audit for the year ended December 31, 2008. our SEC reports and our tax returns for 2008, and $888 in edgarizing fees in connection with our registration statement on Form S-1 and our SEC reports and $850 for printing stock certificate.

During the three and six months ended June 30, 2008 we reported total operating expenses of $9,354 and $43,729, respectively, which included general and administrative expenses, depreciation and a one time $20,000 consulting fee paid to our president for services rendered in relation to the preparation of the registration statement on Form S-1, of which this prospectus forms a part, and work towards obtaining a market listing for our shares common stock.  Included in general and administrative expenses during the periods were legal fees and audit fees in connection with the preparation of the registration statement which this prospectus forms a part, together with resident agent fees in connection with our going standing in the state of our incorporation, accountant fees to prepare our year-end 2007 tax return, SEC filing fees and transfer agent fees in connection with our engagement of a transfer agent.

Because of the early stage of our company's operations, our overhead expenses are minimal.  Our President provides our company kitchen/training facilities and administrative offices at his home at no expense to us and our management currently serves without compensation.  During the remainder of 2009, as we continue to implement our business plan, we anticipate that our operating expenses will increase both for marketing costs as described earlier in this section as well as expenses which are associated with professional fees and other expenses related to our obligations to comply with and file periodic reports as a public reporting company.  These fees and expenses are estimated to be approximately $10,000 to $15,000.  However, given that a certain portion of anticipated operating expenses for the remainder of 2009 are proportionally related to costs associated with servicing customers, we are unable at this time to quantify the amount of the overall anticipated increase in total expenses for the remainder of 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  Since inception, we have financed our cash flow requirements through the funds raised by our issuance of common stock in November and December 2007 when we received net proceeds of $85,000.

At June 30, 2009 we had cash on hand of $4,812 and working capital of $4,467.  At December 31, 2008 we had cash on hand of $35,491and working capital of $35,491.  At June 30, 2009, our liabilities were $345 which represented funds advanced to us by our CEO to pay the minimum deposit required to open our Dominican Republic bank accounts.  This amount, which does not bear any interest, will be repaid in the third quarter of 2009.

Net cash used in operating activities for the six months ended June 30, 2009 was $30,864 which represented cash to fund our operating loss and an add-back of non-cash depreciation of $576.  Net cash used in operating activities for the six months ended June 30, 2008 was $43,494 which represented cash used to fund our operating loss and an add-back of non-cash depreciation of $235.

Net cash used in investing activities for the six months ended June 30, 2009 was $160 which represented the purchase of computer anti-virus software.  Net cash used in investing activities for the six months ended June 30, 2008 was $0.

Net cash provided by financing activities for the six months ended June 30, 2009 was $345 and represented funds advanced to us by our CEO to pay the minimum deposit required to open our Dominican Republic bank accounts.  Net cash used in financing activities for the six months ended June 30, 2008 was $6,255 which represented repayment of funds advanced to us by our CEO for working capital. This amount, which did not bear any interest, was repaid February 2008.

We do not have any capital commitments and believe that our current working capital is sufficient to fund our operations until September 2009 based upon our internal projections. The amount of our future capital requirements, however, depends primarily on the rate at which we begin generating revenues and the gross profit margins we are able to achieve. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our services and the degree to which competitive services adversely impact our anticipated gross profit margins.  As long as our cash flow from operations remains insufficient to completely fund operations, we will deplete our financial resources.  If our business does not grow at the rate we internally project, we may be required to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  Management's plans to obtain working capital also include (1) obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company which generates revenues in exchange for our securities. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all or that we will be successful in completing a merger with an existing operating company.  If we were unable to obtain the financing necessary to support our operations or merge with an operating company, we could be unable to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

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

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2008	2007

Loss (numerator)	$(64,142)	$(3,958)
Shares (denominator)	24,800,000	-

Per share amount	$(0.00)	$(0.00)

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

Caribbean Villa Catering Corporation

By: /s/ Robert Seeley
Robert Seeley, President, principal executive officer
Date: August 10, 2009

By: /s/ Virgilio Santana Ripoll
Virgilio Santana Ripoll, Chief Financial Officer, principal financial and accounting officer
Date: August 10, 2009