Form 10-Q
period 2009-09-30
CARIBBEAN VILLA CATERING CORP
filed 2009-11-23
CIK 1425042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No[   ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,800,000 shares of common stock are issued and outstanding as of November 19, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets

Cash	$8,035	35,491

Total Current Assets	8,035	35,491

Fixed Assets, Net	3,205	3,909

TOTAL ASSETS	11,240	39,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Notes payable - related	10,003	-

Total Current Liabilities	10,003	-

Total Liabilities

Stockholders' Equity

Common Stock, 125,000,000 shares authorized
$0.001 par value, 24,800,000 shares issued
and oustanding	24,800	24,800
Additional paid-in capital	82,700	82,700
Accumulated Deficit	(106,263)	(68,100)

Total Stockholders' Equity	1,237	39,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,240	$39,400

The accompanying notes are an integral part of these statements

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					March 9,
					2007
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses

General and administrative	38	-	2,489	1,537	7,909
Legal and professional	6,397	7,533	34,810	29,490	64,300
Depreciation	288	235	864	470	2,554
Consulting - related party	-	2,500	-	22,500	31,500

Total Operating Expenses	6,723	10,268	38,163	53,997	106,263

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(6,723)	$(10,268)	$(38,163)	$(53,997)	$(106,263)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	24,800,000	24,800,000	24,800,000	24,800,000

The accompanying notes are an integral part of these statements

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity

Balance at inception on March 9, 2007	-	$-	$-	$-	$-

Common Shares issued to founders for cash
at $0.025 per share in October 2007	18,000,000	18,000	4,500	-	22,500

Common Shares issued for cash at $0.25
per share in November / December 2007	6,800,000	6,800	78,200	-	85,000

Net loss for the year ended
December 31, 2007	-	-	-	(3,958)	(3,958)

Balance, December 31, 2007	24,800,000	24,800	82,700	(3,958)	103,542

Net loss for the year ended
December 31, 2008	-	-	-	(64,142)	(64,142)

Balance, December 31, 2008	24,800,000	24,800	82,700	(68,100)	39,400

Net loss for the nine months ended
September 30, 2009 (unaudited)	-	-	-	(38,163)	(38,163)

Balance, September 30, 2009 (unaudited)	24,800,000	$24,800	$82,700	$(106,263)	$1,237

The accompanying notes are an integral part of these statements

CARIBBEAN VILLA CATERING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
			March 9, 2007
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

Operating Activities
Net loss	$(38,163)	$(53,997)	$(106,263)
Adjustments to reconcile net loss
to net cash provided (used) in	.
operating activities
Depreciation	864	470	2,554

Net Cash Provided (Used) in
Operating Activities	(37,299)	(53,527)	(103,709)

Investing Activities
Purchase of equipment	(160)	-	(5,759)

Net Cash Used in Investing Activities	(160)	-	(5,759)

Financing Activities
Cash inflow (outflow) from note
payable - related party	10,003	(6,255)	10,003
Proceeds from sale of common stock	-	-	107,500

Net Cash Provided (Used) in
Financing Activities	10,003	(6,255)	117,503

Net Increase (Decrease) in Cash	(27,456)	(59,782)	8,035

Cash, Beginning of Period	35,491	106,038	-

Cash, End of Period	$8,035	$46,256	$8,035

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

Caribbean Villa Catering Corporation
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements include the financial position and activity of Caribbean Villa Catering Corporation, and its wholly-owned subsidiary Servicos de Banquetes Costa Norte, S.A.  All inter-company transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165 (ASC Topic 855), “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

Caribbean Villa Catering Corporation
(A Development Stage Company)
Notes to the Financial Statements

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued FAS 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows

NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2009, the Company borrowed $10,003 from a related party.  This note is non-interest bearing and is due on demand.  As of September 30, 2009, the Company has received no demand for payment on the note.

NOTE 5 – STOCK SPLIT

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company formed March 2007.  Initially our business plan was to provide food and beverage catering services to private residences (villas), corporate offices and function service providers  in the locale of the north coast of the Dominican Republic, a luxury tourist destination. Since we are not permitted to conduct business in the Dominican Republic as a foreign entity not formed under the laws of the Dominican Republic, we formed a wholly-owned subsidiary, Servicios De Banquetes Costa Norte SA (North Coast Catering Services SA), a company formed under the laws of the Dominican Republic in September 2008, in which company we intended to conduct all of our business.  North Coast Catering Services SA is also a development stage company.

Our activities from inception through September 30, 2009 were primarily related to the development of our business plan, including our menus, raising our initial capital, filing a registration statement with the United States Securities and Exchange Commission for the registration of shares held by our shareholders and administrative start up activities including the formation of our Dominican Republic subsidiary, obtaining residency for our chef, Mr. Jones, identifying qualified employees and preliminary marketing of our company. In March 2009 we established our bank accounts in the Dominican Republic and intended to begin actively marketing our company and commence catering in the third quarter of 2009.  In June 2009, however, we received a proposal by a third party, JSC Globotek, to merge with our company. Because we did not at that time have sufficient working capital to fund our operations beyond approximately September 2009, our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.   Accordingly, on June 12, 2009 we entered into a letter of intent with Globotek which letter contemplates a merger with Globotek in exchange for shares of our company (the “Merger”).  The closing of the Merger is subject to a number of conditions including the negotiation and execution of a definitive agreement, approval of the Globotek shareholders, and further due diligence by both parties.  If closed, this transaction will result in a change of control of our company. During the quarter ended September 30, 2009, the parties commenced exchanging due diligence information and we understand that Globotek is finalizing its audit. We are not aware of any reason why the merger cannot close by the end of December 2009.

In the event the transaction with Globotek does not close by the end of the first quarter 2010, we will need to evaluate whether to seek other acquisitions which could generate revenues for our company or whether to pursue our initial business plan. In the event we pursue our initial business plan, we currently do not have working capital sufficient to fund operations and would need to seek additional capital through equity and/or debt financing including loans from management and  or  significant shareholders sufficient to meet our operating expenses until we begin generating cash flow from operations.

In the event we pursue our initial business plan, as mention above, all of our business will be conducted through our Dominican Republic subsidiary.   The bank accounts of our subsidiary were established March 2009 and will be denominated in US Dollars and also Dominican Pesos. These bank accounts will enable our Dominican Republic subsidiary to operate in the usual manner in terms of paying local expenses and receiving monies due from our clients. Operating expenses in the Dominican Republic will be paid in Dominican Pesos as is standard practice for local suppliers but clients would be offered the option to pay for our services in either US Dollars or Dominican Pesos calculated at the exchange rate at any given time.

If we pursue our initial business plan, we intend that our initial marketing will encompass mailings to rental and management companies for villas, distributing flyers and advertisements in local newspapers.  We anticipate our budget for these marketing costs will be approximately $1,000.  In conjunction with the launch of our marketing efforts, we anticipate we will begin offering catering services.  As we begin providing catering services, we will incur expenses directly related to the services, such as food, beverage and other costs of providing the services including rental charges for linens, serving ware and similar items, as well as expenses related to servers and kitchen staff.  We intend to hire servers and kitchen staff on an as needed, hourly basis. However, since our business model anticipates that each catering project will be priced based on the particular menu and services to be provided and we will pass along all current food, supply and service costs at that particular time to our customers in the form of charging prices to cover all food, supply and service costs for our catering services for that particular project, we anticipate that these and any additional direct expenses we may incur in rendering the catering services would be substantially, if not completely, offset by revenues from the particular catering  project as such expenses will not be part of our fixed overhead costs.  As our business grows and we hire an additional chef, we anticipate that the compensation structure for this additional employee will be substantially similar to that of our Executive Chef, Mr. Jones, and will be a percentage of the gross profit on the catering jobs handled by his team.  Our business model is centered around growing our company on a conservative basis utilizing the working capital available to us.

Going Concern

We have not generated any revenues since our inception and have incurred net losses of $38,163 for the nine-months ended September 30, 2009, and $106,263 from inception through September 30, 2009.   As a result of our net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, have expressed substantial doubt about our ability to continue as a going concern. Although we raised approximately $85,000 from the sale of our securities during November and December 2007,  our cash on hand at September 30, 2009 was  approximately $8,035, which amount was part of a $10,000 loan we received from our chief executive officer. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and or, as necessary, obtain financing to meet our obligations when they become due.  To the extend that we have no revenues or if revenues, if any are insufficient to satisfy our capital requirements, we plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  Management's plans to obtain working capital also include (1) obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company which generates revenues in exchange for our securities.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operations

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

We are a development stage company which began operations in March 2007.  From inception through September 30, 2009 we did not report any revenues.  In June 2009 we entered into a letter of intent which letter contemplates a merger of an operating company into our company in exchange for shares of our company.  In the event we do not consummate this transaction by the end of the first quarter 2010, we will need to evaluate whether to seek the acquisitions of another operating entity which could generate revenues for our company or whether to pursue our initial business plan.

For the three and nine months ended September 30, 2009, we reported total operating expenses of $6,723 and $38,163 respectively, compared to $10,268 and $53,997 respectively, for the three and nine-month period ended September 30, 2008. Operating expenses for the nine-month period ended September 30, 2009 included $2,489 of general and administrative expenses, $34,810 in legal and professional fees and $864 of non-cash depreciation expense.  Included in general and administrative expenses were $1,500 for fees associated with our press releases, $350 for our corporate renewal with the State of Nevada, $485 for the filing fee of our articles of amendment in connection with our forward stock split, and translation fees, bank charges and registration of website domain name.  Included in legal and professional expenses was $20,500 in legal fees in connection with our registration statement on Form S-1, our SEC reports, the establishment of our Dominican Republic subsidiary, residency application for our chef, Mr. Jones,  our press releases and our forward stock split. Our legal and professional expenses also included $8,500 in audit fees in connection with our registration statement on Form S-1, our audit for the year ended December 31, 2008, and the review of our quarterly reports on Form 10-Q, $3,050  in accounting fees in connection with our registration statement on Form S-1, our audit for the year ended December 31, 2008, our SEC reports and our tax returns for 2008, and $1,790 in edgarizing fees in connection with our registration statement on Form S-1 and our SEC reports and $850 for printing stock certificates.

During the three and nine months ended September 30, 2008 we reported total operating expenses of $10,268 and $53,997, respectively, which included general and administrative expenses, depreciation and a one time $20,000 consulting fee paid to our chief executive officer  for services rendered in relation to the preparation of the registration statement on Form S-1, of which this prospectus forms a part, and work towards obtaining a market listing for our shares common stock.  Included in general and administrative expenses during the periods were legal fees and audit fees in connection with the preparation of the registration statement which this prospectus forms a part, together with resident agent fees in connection with our going standing in the state of our incorporation, accountant fees to prepare our year-end 2007 tax return, SEC filing fees and transfer agent fees in connection with our engagement of a transfer agent.

Because of the early stage of our company's operations and our determining to postpone the commencement of our initial business plan due to the proposal by Globotek, our overhead expenses are minimal.  Our chief executive officer  provides our company administrative offices at his home at no expense to us and our management currently serves without compensation.  During the remainder of 2009, we anticipate that our operating expenses will increase in connection with professional fees and other expenses related to both our obligations to comply with and file periodic reports as a public reporting company as well as the merger or acquisition of an operating company. These fees and expenses are estimated to be approximately $10,000 to $15,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  Since inception, we have financed our cash flow requirements through the funds raised by our issuance of common stock to our founders and in our November and December 2007 private offering when we received net proceeds of $85,000, and loans from our chief executive officer.

At September 30, 2009 we had cash on hand of $8,035 and a deficit in working capital of ($1,968).  At December 31, 2008 we had cash on hand of $35,491and working capital of $35,491.  At September 30, 2009, our liabilities were $10,003 which represented funds advanced to us by our chief executive officer to fund our working capital needs.  This amount, which does not bear any interest, is due on demand.

Net cash used in operating activities for the nine months ended September 30, 2009 was $37,299 which represented cash to fund our operating loss and an add-back of non-cash depreciation of $864.  Net cash used in operating activities for the nine months ended September 30, 2008 was $53,527 which represented cash used to fund our operating loss and an add-back of non-cash depreciation of $470.

Net cash used in investing activities for the nine months ended September 30, 2009 was $160 which represented the purchase of computer anti-virus software.  Net cash used in investing activities for the nine months ended September 30, 2008 was $0.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $10,003 and represented funds advanced to us by our chief executive officer to fund our working capital needs.  Net cash used in financing activities for the nine months ended September 30, 2008 was $6,255 which represented repayment of funds advanced to us by our chief executive officer for working capital. This amount, which did not bear any interest, was repaid February 2008.

We do not have any capital commitments and believe that our current working capital is sufficient to fund our operations through the remainder of the year based upon our internal projections. The amount of our future capital requirements, however, depends upon whether we enter into the merger with Globotek or another company or pursue our initial business plan in which case our capital requirements will depend primarily on the rate at which we begin generating revenues and the gross profit margins we are able to achieve. If we pursue our initial business plan, cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our services and the degree to which competitive services adversely impact our anticipated gross profit margins.  As long as our cash flow from operations remains insufficient to completely fund operations, we will deplete our financial resources.  If we do not close the merger with Globotek or another company or our business does not grow at the rate we internally project undertaking our initial business plan, we may be required to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  Management's plans to obtain working capital also include (1) obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company which generates revenues in exchange for our securities. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all, that our chief executive officer will continue loaning us funds or that we will be successful in completing a merger with an existing operating company.  If we were unable to obtain the financing necessary to support our operations or merge with an operating company, we could be unable to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

Recent Capital Raising Transaction

From November 2007 to December 2007, we completed a private placement of 340,000 shares of common stock, at a purchase price of $.25 per share, to 32 investors.  We received net proceeds of $85,000 in connection with this transaction.  We used the proceeds of this offering for professional fees and other expenses related to our registration statement effective April 17, 2009, the cost associated with being a reporting company under the Securities Exchange Act of 1934, and for working capital.

New Accounting Pronouncements

The Company adopted the following recently issued accounting pronouncements during the period:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163 (ASC 944), “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 (ASC 944-20) clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163(ASC 944) is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 (ASC 944) has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 (ASC 105), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 (ASC 105)sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 (ASC 105) will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 (ASC 105) has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161 (ASC 815), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161 (ASC 815), but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R) (ASC 718, Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 (ASC 810), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007) (ASC 805), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160 (ASC 810), Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159 (ASC 825), The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 (ASC 825) are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 (ASC 825) is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 (ASC 820) Fair Value Measurements.  This pronouncement has not had a material impact on the Company’s financial position, results of operations, or cash flows.

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

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS No. 109 (ASC 740) requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 (ASC 740) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Nine Months Ended
	September 30,
	2008	2007 .

Loss (numerator)	$(38,163)	$(53,997)
Shares (denominator)	24,800,000	24,800,000

Per share amount	$(0.00)	$(0.00)

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52 (ASC 830), Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.
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

Caribbean Villa Catering Corporation

By: /s/ Robert Seeley
Robert Seeley, President, principal executive officer
Date: November 23, 2009

By: /s/ Virgilio Santana Ripoll
Virgilio Santana Ripoll, Chief Financial Officer, principal financial and accounting officer
Date: November 23, 2009