Form 10-K
period 2009-12-31
Globotek Holdings, Inc.
filed 2010-05-17
CIK 1425042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSIONFILE NUMBER 333-151840

GLOBOTEK HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	45-0557179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Jenna Lane, Staten Island, New York 10304
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (917) 684-2422

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates:  $6,360,000.

 As of May 17, 2010, the issuer had 52,000,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Overview

We have developed a unique and patented technology specializing in the treatment of Associated Petroleum Gas (“APG”) via a modular processing plant (the “Globotek APG System”). The Globotek APG System can be used in operations in the Russian Federation as well as other parts of the world. We are currently acting as a developer and producer of the Globotek APG System for the processing of APG.  To date the sale of the Globotek APG System has been exclusively in Russia.   We intend to become a fully vertically integrated company with a production line from APG processing equipment, providing services of processing APG to the sale of the end products ranging from liquefied petroleum gas (“LPG”), propane/butane, autogas and electricity. We believe that our business and products are of great interest not only to oil and gas companies as well as refineries worldwide, but also electricity generating and distributing companies. Therefore, we see great potential for expanding and growing by way of merger or acquisitions.

Corporate History

The Company was incorporated as a Nevada corporation on March 9, 2007 for the purpose of providing high-end catering services to private residences, corporate offices and function services providers in the Dominican Republic. On December 31, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CJSC Globotek, a closed joint stock company formed pursuant to the laws of the Russian Federation (“Globotek”), and Globotek Acquisition Acquisition Corp., our newly-formed, wholly-owned Nevada subsidiary (“Acquisition Sub”).  Upon the closing of the transaction contemplated by the Merger Agreement, Acquisition Sub merged with and into Globotek, and Globotek, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”).  Following the Merger, we discontinued our former business and succeeded to the business of Globotek as our sole line of business.

Globotek was incorporated as a closed joint stock company on November 23, 2005, pursuant to the laws of the Russian Federation.  Since its inception, Globotek has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.  Globotek’s process involves the use of block-modular mobile complexes that each contain mini gas processing units that can be used in any environment where APG is flared.

APG Treatment Industry

The treatment of APG continues to be one of the most contentious issues in the Oil & Gas industry today. APG is a byproduct of oil extraction and many oil fields around the world still treat APG as a waste product resulting in this surplus gas being flared or vented directly into the atmosphere, which is not only a waste of resources and income through loss of hydro carbon reserves but also a practice which has a significant impact on the environment, public health and the economy.  It is estimated that over 400 million tons of greenhouse gases including carbon dioxide, sulfur and active soot are released into the atmosphere every year as a result of APG flaring practices. In Russia the utilization of APG has always been treated as an expenditure of the producer – a sunk cost with little or no investment return. Until now the absence of a means of economically handling APG has forced companies to flare the APG.  Traditionally APG handling involves the transport of the gas via pipelines from the field via a booster station to processing plants, which are usually unprofitable, because of the extremely high capital costs needed for the construction of the processing plants and pipeline. Furthermore, over one-half of the end products (propane, butane and gasoline) are lost due to the difficulties in transporting these gases to end users. In some cases it is necessary to construct additional pipe lines, which is slow and expensive. Additionally, once a field’s oil reserves are depleted, these pipe lines and processing plants are redundant. The construction of a plant of this type can take in excess of thirty months at a minimum cost of approximately $30 million, which is three times longer and three times more expensive than the manufacture and installation of a Globotek APG System.

Globotek has developed the Globotek APG system as an affordable solution to the APG utilization issue for all oil producers. By installing a modular mobile complex at the production site itself, the need for capital intensive pipelines and plant production is negated. The process used is the separation of the gas mixture by  use of low temperature condensation resulting in production of Gasoline (Gas Stable Grade) Natural Combustible Gas and Propane/Butane in an automobile grade fuel. A secondary product from the process is Methanol.  In April 2008, the Globotek APG System was approved by The Russian Federal Service for Ecological Technical and Atomic Supervision. Later that year, Globotek was awarded the prestigious “Ecological Project of the Year” title by the Russian government for its work and contribution to solving the APG utilization issue.

The Monopolies Commission of the Russian Parliament has requested that Globotek, participate in rewriting and creating new Federal laws that govern APG production and treatment in Russia and has concluded that Globotek should build 14 APG plants with a total processing capacity of 870 million cubic meters during 2010-2011.Globotek has also received the endorsement of the Ministry of Energy of Russia .The Analytic Memo re APG problem of Russian State Audit Committee mentions APG processing system of  JSC “Globotek” as the one of the real ways to process APG

In summary the Globotek APG System has several advantages:

a)	Deployment at the source of the APG
b)	Easy redeployment when the field is worked out
c)	Stand alone self sufficiency
d)	Low relative costs
e)	Savings on environmental fees
f)	Low construction costs
g)	Short time frame from application to construction (8 – 10 Months)

Business Structure And Strategy

We are currently acting as a developer and producer of the Globotek APG System for the processing of APG.  To date the sale of the Globotek APG System has been exclusively in Russia.  The Russian Government has imposed new regulations on oil and gas companies which are effective in January 2012.  These regulations require that 95% of APG must be processed. Producing companies that fail to comply could lose their licenses and/or face heavy fines. By passing this legislation, a natural market has evolved for the Globotek APG System. Our management estimates that new total investment in APG processing is between US $25 to US $27 billion.

We intend to become a fully vertically integrated company with a production line from APG processing equipment, providing services of processing APG to the sale of the end products ranging from liquefied petroleum gas (“LPG”), propane/butane, autogas and electricity. We believe that our business and products are of great interest not only to oil and gas companies as well as refineries worldwide, but also electricity generating and distributing companies. Therefore, we see great potential for expanding and growing by way of merger or acquisitions.

Competition and Competitive Strengths

We currently do not believe that we have any direct competitors in the capacity range that we are targeting.  Although, there are no direct competitors to Globotek, but there are several companies that produce equipment and offer services for APG treatment:

Energogas Compressor  www.comengas.ru - Energogas Compressor is more of a technology company which produces blocked modular equipments on demand. The technology uses a low temperature separation gas method. The equipment has a lifetime of 10 years and production takes 14-26 months. The cost of a 100,000 ton APG processing plant is roughly € 28 mln. The finished products are a mixture of technical propane butane (MPBT), fuel gas, natural gasoline, dry gas, propane, butane.

AllianceExpoCom (www.aek-penza.ru) is in partnership with Energogas.

RusGasEngineering www.rusgasen.ru. - RusGasEngineering specializes in drain gas settings and natural gas condensate collection. These include obtaining liquefied and gaseous hydrocarbons for further processing or electric power production. Completed projects in Russia include a complex gas preparation unit for a Nahodkinsky gas field, a second turn condensate stabilization unit for a Tarasovsky gas condensate field and recently they have undertaken the construction of an electric power station for the Timan-Pechorsky oil and gas bearing province.

OOO “Energosyntop-Engineering” (www.energosyntop.ru) - Energosyntop-Engineering specializes in LPG recovery modular units. A typical unit which produces 12,400 t /year takes 7–11 months to construct, costs $7-10 million and has a life time of 15-20 years. The technology can deal with a wide and varied composition of gas but the removal of sulphur requires further refining. The company also uses membrane separation technology to separate light hydrocarbons and propane from petroleum, however this is particularly inefficient.  Energosyntop claims of methanol production sites are so far unsubstantiated.

CKBNM (www.ckbnm.ru)  - This is a Gazprom subsidiary which produces gas processing equipment and blocked LPG modular units. The sizes and installation of such equipment depends on gas volume. They use the method of low temperature separation, fractionating. The finished products are methane, natural gasoline, propane butane, dry gas. The equipment is modular and therefore the cost of the plant depends on gas volume (e.g. 100 000 m3 is about $6 million, 500 000 m3 is about $15 million). The product would take 1.5 -2 years in production and have a shelf life of 30 years.

Linde Gas (www.linde-gas.ru) is the subdivision of the TNK Linde Group. This company is a major European contractor for extracting syn gas from waste using a cryogenic air separation method. So far there is no mention of petroleum gas processing equipment but their market is similar.

HAFI (www.hafi.ru ) is involved in power generation using petroleum gases.  The company is affiliated with a group based in Austria and Liechtenstein, whose business activities are concentrated mainly on Central European nations (CEECs), as well as Arabic and Mediterranean States.

HAFI's products and services include Vacuum technology, Process gas technology, Driving technology, Environmental technology, Refrigeration technology, Conveying technology.

Chemieanlagenbau Chemnitz GmbH – CAC (http://www.cac-chem.de/) Chemnitz, is an East German medium-sized engineering and plant construction company with representative offices in Russia (Moscow, Tyumen, Ufa) and Kazakhstan (Almaty). They specialize in refinery and gas engineering including gas processing plants and petrochemical plants.

BPC Group (www.localpower.ru) in Moscow, Microturbine Capstone and Opra are also providers of small-scale turbines driven by associated gas

Kryopak Inc (www.kryopak.com) belongs to US businessman George Salof. This company specializes in modular cryogenic facilities for the production of liquefied natural gas and artificial ice production of carbonic acid gas. The finished products are: liquefied propane butane, natural gasoline, LNG. Their equipment is compact, with the ability to be reinstalled at other oil and deposits. The product can be designed to satisfy Russian standards but this increases civil and erection works.

The equipment costs roughly $8 mln for a 33mln mcm/year processing plant. Their gas separation sphere captures 95% of propane butane and natural gasoline. The ethane-methane mixture can be used as fuel for heat and electric energy production or gas supply. They offer 2 types of compact blocked modular units for processing associated gas:

-	For gas fields they offer LNG equipment using a multi-component refrigerant which liquefies the raw product.
-	For oil-gas fields they use low temperature separation.

At the present Kryopak Inc has completed one project, a 130 metric ton per day LNG plant for Beihai Xinao Gas Co. The complex was constructed by Chinese company XinAo Group.

Methion (www.methion.com) offers a competing approach to small-scale associated gas processing, but produces a different end-product, methane sulphuric Acid (MSA). The company’s promotes offshore technology however the product, MSA, must be shipped to a central processing site for further refining.

The Methion MSA claims to be extremely efficient requiring far less energy than LNG systems and methane conversion which uses the familiar Fischer-Tropsch process requiring heat, compression, exotic metals, complex catalysts and heat integration systems.  Unlike conventional indirect methane conversion technology the Methion process successfully activates and substitutes one hydrogen carbon bond on methane. Unlike syngas, this is a tremendous advantage and reduces the Capital and Operating costs considerably.

Sales and Marketing

In March 2010, we entered into a multi-year license agreement with Energy Network Limited (“ENL”), a British Isles based energy investment enterprise (the “ENL Agreement”).  ENL supports energy infrastructure investment in Nigeria.  The Company expects to build one APG processing plant each year for a period of 10 years under ENL Agreement.  In April 2010, we entered into a multi-year license agreement with Colregistros, S.A, a subsidiary of Grupo GPC, a.Bogota, Columbia based oil company (the “Colregistros Agreement”).  The Company expects to build one APG processing plant each year for a period of 10 years under Colregistros Agreement. Feasibility studies of APG sources were performed for Tatneft, Imperial Energy, KTS  and letters of intent are signed..

Also, the Parliament commission for Natural monopolies has made decision that Globotek has to build 14 APG processing plants during 2010-2012.

Regulatory matters

Pursuant to the laws of the Russian Federation, all oil companies working in Russia have to achieve 95% of APG utilization by January 1, 2012 for each oil-field. Those who fail will be subject to significant fines.

Employees

As of May 17, 2010 we have 47 full time and 0 part time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

Our business is difficult to evaluate because we have a limited operating history and an uncertain future.

We have a limited operating history upon which you can evaluate our present business and future prospects.  We face risks and uncertainties relating to our ability to implement our business plan successfully.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise generally.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the commencement of operations and the non competitive environment in which we operate.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

We will need significant additional capital, which we may be unable to obtain.

As of April 19, 2010, we had limited cash available. We also expect to experience negative cash flow for the forseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We are not aware of any other companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we will fail to meet our objectives and not realize the revenues or profits from the business we pursue, which would cause the price of our common stock to decrease, thereby potentially causing in all likelihood, our stockholders to lose their investment.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;
•	our ability to execute our business strategy;
•	the ability of our products and services to achieve acceptance in new markets;
•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships; and
•	our ability to manage our third party relationships effectively.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

If we are unable to manage our intended growth, our prospects for future profitability will be adversely affected.

We intend to aggressively expand our marketing and sales program.  Rapid expansion may strain our managerial, financial and other resources.  If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected.  Our systems, procedures, controls and management resources also may not be adequate to support our future operations.  We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We face competition and may not be able to successfully compete.

We currently do not believe we have direct competitors in the capacity range we target. However, there can be no assurance that we will not have direct competition in the future that such competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with our products or that new or existing competitors will not enter the market in which we are active.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Alexander Nikolaevich Lapkin, our Chief Science Officer, Dimitry Lukin, our Chief Executive Officer and Vladisav Tenenbaum, our President.  There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on us.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on us.  We have no “key man” insurance on any of our key employees. As all our key employees are the mane shareholders, that risk is very limited.

Our independent registered auditors have expressed doubt about our ability to continue as a going concern.

Our auditors included in their report for the year ended December 31, 2009, an emphasis of matter paragraph in its independent auditors’ report dated May 17, 2010 stating that there is significant doubt about our ability to continue operating as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Risks Related to our Industry and Doing Business in Russia

Currency fluctuations may adversely affect our operating results.

We generate revenues and incur expenses and liabilities in rubles, the currency of the Russian Federation.  However, we will report our financial results in the United States in U.S. Dollars.  As a result, the Company’s financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of Russia may take action to stimulate the Russian economy that will have the effect of reducing the value of the ruble. In addition, international currency markets may cause significant adjustments to occur in the value of the ruble.  Any such events that result in a devaluation of the ruble versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The value of Ruble is very much depend on international market crude prices and during 2009 ruble became stronger and continue to grow against US$ and Euro. So, not ruble was devaluated, but US$ (more than 10% during 2009) and devaluation of US$ and Euro continue as crude prices continue to grow. The devaluation of Ruble may become real danger if crude prices will go down less than 60$ per barrel (that price is the base for the budget of Russia for 2010).

Government regulation may hinder our ability to function efficiently.

The Federation of Russia is supportive of its oil and gas exploration industry. Nevertheless, the government of Russia is highly bureaucratic, and the day-to-day operations of our business require frequent interaction with representatives of the Russian government institutions.  There can be no assurance that the Russian government will continue its support of our Company, operations and strategy. But during last several months the government had proof it’s intention to reduce APG flaring in Russia and Ministry of Energy, Ministry of Natural resourses and Ecology and Natural monopolies commission of Russian Parliament had chosen Globotek’s technology and equipment  as the best solution for APG processing at the oil fields and had given full support to our company.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in Russia.

Substantially all of our assets will be located in the Russian Federation and our officers and substantially all of our present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

 We may have difficulty establishing adequate management, legal and financial controls in Russia, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

The Russian Federation historically has not followed Western style financial reporting concepts.  Although we have implemented controls and procedures to meet the demands of public company reporting, our systems are new and may require adjustment.  If we are unable to properly adjust the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

Capital outflow policies in Russia may hamper our ability to pay dividends to shareholders in the United States.

The Russian Federation has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. The current regulations require notification to the Russian Government of all significant currency transactions.

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which may occur frequently and have detrimental effects on our business.

Management’s interpretation of applicable legislation may be challenged by the relevant (regional have no rights for that) and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods.

Risks Related to our Organization and Common Stock

As a result of the Merger, Globotek became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

As a result of the Merger, Globotek became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Globotek had remained privately held and did not consummate the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

There is a limited trading market for the Common Stock.

To date there has been a very limited public trading market for the Common Stock, and we cannot give an assurance that an active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of our capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

The market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•  dilution caused by our issuance of additional shares of common stock and other forms of equity securities, in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
•  variations in our quarterly operating results;
•  announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
•  the general economic conditions;
•  sales of large blocks of our common stock;
•  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•  fluctuations in stock market prices and volumes;

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The ownership of our Common Stock is highly concentrated in our officers.

Based on the 52,000,000 shares of Common Stock outstanding as of December 31, 2009, our directors and executive officers beneficially own 76.92% of our outstanding Common Stock. As a result, our directors and executive officers have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

The Common Stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Common Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•  that a broker or dealer approve a person's account for transactions in penny stocks; and
•  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•  obtain financial information and investment experience objectives of the person; and
•  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and
•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Common Stock and could limit an investor’s ability to sell the Common Stock in the secondary market.

The Company has not paid dividends in the past and does not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of the Common Stock.

No cash dividends have been paid on the Common Stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

Our executive offices are located at 22, Severnaya Street, Togliatti, Samara region, Russia and its telephone number at such address is 7 8482 319999. Our US representative office is located at 25 Jenna Lane, Staten Island, New York 10304.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of December 31, 2009, the Company has accrued $8,000 as liability in the books.

In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the Ministry of Industry, Power engineering and Technologies of Samara Region against Globotek ZAO:1) On recovery of money in the aggregate amount of approximately  $55,000(RUB 1,652,508) On termination of government contract No. 5 dated 28 May 2008. The Company is defending against this case and expects a favorable outcome. The Court declined the contract termination, but ruled that JSC Globotek to pay approximately $14 000. The Company has applied to another court to recover from the Ministry of Industry, Power Engineering and Technologies of Samara Region in the amount of  $100 000 By the Appeal Court verdict dated March, 8, 2010 the above mentioned Court  decision is cancelled and the case is returned to the new court observation that should take place in May 2010

No. 24592/2009 initiated based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid; No. A55-23415/2009 initiated based on the writ brought by creditor CJSC “VAZINTERSERVICE” to initiate bankruptcy proceedings against CJSC “Globotek”. The Company guaranteed the loan by Vazinterservice to Aksutin Alexander. Aksutin Alexander lent these funds, in turn, to the Company. The loan is shown under note payable- related parties and as of December 31, 2008, outstanding balance was $845,000. The Company does not expect to pay more than this loan balance offset in settlement of this estimated liability. (refer to note 7) The Court determined that the guarantee was valid and declined its cancellation By the Appeal Court verdict dated March, 1, 2010 the above mentioned Court  decision is cancelled and we expect that the guarantee to be cancelled also sometimes in April,2010. But until that time one of the companies of the Group – JSC Globotek is going to be under observation.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock was quoted on the OTC Bulletin Board from May 4, 2009 through July 12, 2009 under the symbol CVCC.OB and from July 13, 2009 through March 3, 2010 under the symbol CBBV. Since March 4, 2010 our common stock has been listed on OTC Bulletin Board under the symbol GBTO. Prior to November 20, 2009, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, and the high and low sales prices as reported on OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid
Year Ended December 31, 2009
Second Quarter	$0.175	$0.05
Third Quarter	$0.375	$0.20
Fourth Quarter	$0.53	$0.26

The last reported sale of our common stock on the OTC Bulletin Board on December 31, 2009 was $0.52  and on May 14, 2010, the last reported sales price was $0.08. As of May 17, 2010, we had 52,000,000 shares of common stock issued and outstanding and approximately 22 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on its Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of its business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plan as of December 31, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Globotek was incorporated as a closed joint stock company on November 23, 2005, pursuant to the laws of the Russian Federation.  Since its inception, Globotek has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.  Globotek’s process involves the use of block-modular mobile complexes that each contain mini gas processing units that can be used in any environment where APG is flared.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our revenues for the year ended December 31, 2009 were $1,451,797 as compared to $6,774,519 for the year ended December 31, 2008.  The decrease in revenues was due primarily to the effect of the world economic crisis on our clients. During the year ended December 31, 2009, most oil companies in the Russian Federation cancelled or drastically cut back on their investment programs and either halted or dramatically reduced orders of new equipment.

Our gross profit from sales for the year ended December 31, 2009 were $210,579 or 14.5% as compared $4,325,570 or 63.9% for the year ended December 31, 2008. The decrease in gross profit is the result of lower sales and a reduction in gross profit margin.

Operating expenses for year ended December 31, 2009 were $1,995,564 as compared to $2,269,116 for the year ended December 31, 2008.

Administrative expenses were $1,453,326 for the year ended December 31, 2009 as compared to $1,870,018 for the year ended December 31 2008.The decrease of $416,692 is primarily the result of the downturn in the Russian economy and the multiple reductions in oil prices over the period, which contributed to cancelled orders and an a declining need to maintain the existing administrative staff.  In addition, management cut bonuses and several members of the administrative staff voluntarily left the Company.

 Depreciation and amortization expenses were $542,238 for the year ended December 31, 2009 as compared to $399,098 for the year ended December 31, 2008. The increase of $143,140 is primarily attributable to reclassifications from construction in progress to fixed assets.

Other Income (expense) for the year ended December 31, 2009 was $(609,416) as compared to $(59,613) for the same period in 2008.  This decrease resulted from an increase in interest expense of $477,809, net with a reduction in other income (expense) of $71,994.

Income Tax for the year ended December 31, 2009 was $17,864 as compared to $672,601 for the same period in 2008 due to the Company’s lack of profitability during the period.  Russian income taxes are directly connected to a company’s profits.

The Company’s net loss for the year ended December 31, 2009 was $2,412,264 as compared to a net profit of $1,324,240 for year ended December 31, 2008, for the reasons explained in the above paragraphs.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. The primary source of the Company’s capital resources has been from lines of credit with it stockholders and other related entities.

Cash Flow

We incurred a net loss of $2,412,264 for the year ended December 31, 2009 as compared to a net income of $1,324,240 for the year ended December 31, 2008.

As of December 31, 2009, we had working capital deficit of $5,364,055.  For the year ended December 31, 2009, we generated a net cash from operating activities of $318,622 consisting of primarily of a net loss of $2,412,264, net with depreciation and amortization of $542,238; provision for bad debts of $77,000, services contributed by related party of $258,437, proceeds from common stock of $12,000 and net changes in current assets and liabilities of $1,841,211. We believe that we will  incur net losses and negative cash flow from operating activities into 2010. We have met our cash requirements to date through the private placement of common stock and from borrowings and capital leases.

Our current cash flow is not adequate to satisfy our working capital requirements and debt service. We will be able to utilize loans from affiliates for the beginning stages of our development plan.  However the capital spending required by us to remain competitive and operate efficiently coupled with the funds needed by us to continue existence will likely result in an increase in the Company’s debt. The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  The main component of the Company’s short-term borrowings, the balance of which was approximately $1.5 million as of December 31, 2009, is a short-term credit facility which does not bear interest.  During the year ended December 31, 2009, the Company was able to maintain the interest rates on its lines of credit.

In the past few months, concerns about the capitalization of a number of major banks have led to a significant worldwide reduction in the availability of credit.  One result of this situation has been a sharp reduction in the price of oil on the world market.   The crisis is over already and oil prices are growing/

We will continue our efforts to obtain the funds needed to meet our future capital requirements. We will continue to evaluate ways to maximize the value of its assets, including possibly retiring or refinancing our existing debt. Although discussions have taken place, no commitment for further financing has been received at this time.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations .We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We believe that our existing and planned capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on our December 31, 2009 financial statements states that our recurring losses and a deficiency in working capital raise substantial doubts about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Four of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

All types of revenue received in advance are recognized as deferred income in the balance sheet. All other income and expense items are generally recorded on an accruals basis by reference to completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be provided.

Services are provided subject to customer acceptance provisions. Customer acceptance provisions and the related accounting take the following form: It is based on customer-specified objective criteria. The Company does not recognize revenue until it can demonstrate that the customer-specified objective criteria have been satisfied. The Company recognizes revenue upon receipt of the act of acceptance for services provided signed and stamped by the customer.

The Company uses the sales method of accounting for APG revenues. Under this method, revenues are recognized based on actual volumes of APG and sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to the Company’s operations.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as allowances for doubtful accounts;  depreciation and amortization lives; asset retirement obligations; legal and tax contingencies; inventory values; goodwill. Estimates are based on historical experience, where applicable and other assumptions that management believes are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions

Impairment of long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $103,709 and $107,170 at December 31, 2009 and December 31, 2008, respectively.

Trade receivables are presented in the balance sheet net of the allowance for doubtful accounts and are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers.

Comprehensive Income (Loss)

The Company adopted Statement of  Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) ”. ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in wholly-owned subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 2010, the Company dismissed Seale and Beers, CPAs. (“Seale”) as the Company’s independent registered public accounting firm.  Seale’s dismissal was ratified by the Company’s board of directors on January 29, 2010.  Seale was engaged on August 10, 2009 and had yet to issue a report on the Company’s annual financial statements.

During the subsequent period through January 25, 2010, (i) there were no disagreements between the Company and Seale on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Seale, would have caused Seale to make reference to the matter in its reports on the Company's financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On January 29, 2010, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2009. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 29, 2010.

During the years ended December 31, 2008 and 2007 and the subsequent interim period through January 29, 2010, the Company did not consult with RBSM regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or an event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. As a result of the Company failing to its annual report with audited financial statements for the period ended December 31, 2009 in a timely manner, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial  statements in accordance   with U.S. GAAP, and that our receipts and  expenditures are being made only in  accordance  with  the  authorization  of our  management  and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections  of any evaluation  of  effectiveness  to future  periods  are  subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness in our internal control over financial reporting is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

•  We lack an effective and efficient period end close the books  process to timely prepare for audits and financial reporting deadlines.

•  We lack an effective period-end financial statement reconciliation process to transition from Russian Federation Accounting  Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).

•  We lack   formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Russian Federation accounting standards to GAAP.

•  We lack sufficient  accounting personnel that have appropriate knowledge of GAAP to fully implement  our transition to GAAP and we were required to record material adjustments to the December 31, 2009 and 2008 financial statements to bring them into compliance

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures in a timely manner.    We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Russian accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.  We are planning to utilize a qualified consultant on an on-going basis. We also plan to  appoint an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b)  Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2009.

Name	Age	Position
Vladisav Feliksovich Tenenbaum	45	President and Chairman
Dimitry Viktorovich Lukin	37	Chief Executive Officer and Director
Alexander Nikolaevich Lapkin	54	Chief Science Officer and Director
Sergey Alexandrovich Lapkin	30	Chief Technology Officer and Director
Alexander Viktorovich Lukin	35	Chief Production Officer and Director
Sergey Viktorovich Lukin	33	Chief Financial Officer and Director
Alexandr Vladimirivich Axutin	35	Director
Elena Alexandrovna Lapkina	28	Director
Veronica Palterovich	42	Director
Armdt von Oertzen	53	Director
Sergey V. Sobolev	35	Director

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.

Vladisav Feliksovich  Tenenbaum – President and Chairman

Vladisav Tenenbaum has served as Director for Foreign Affairs, Director for Strategic Planning and Chairman of the Board for Globotek since 2006.  He has also served as Chairman of the Board of Directors for International Affairs for JSC Neftechim, a Russian company engaged in crude oil exporting from November 2006 to December 2009 and as a Director for Sindikat Oil, an oil refinery.

Dimitry Viktorovich Lukin – Chief Executive Officer and Director

Dimitry Lukin has served as Chief Executive Officer of Globotek since 2005.  He also served as a Director of Samit LLC, a Russian company which supplies electronic equipment to auto manufacturers, from 2001 through 2007.   Dimitry Lukin is the brother of Alexander Lukin, our Chief Production Officer and Director and Sergey Lukin, our Chief Technology Officer and a member of our board of directors.

Alexander Nikolaevich Lapkin  – Chief Science Officer and Director

Alexander Lapkin has served as Principal Engineer of Globotek since 2005.  Prior to joining Globotek, he served as a Director and Principal Engineer at OJSC Togliattiazot, a Russian chemical company from 1985 through 2005.  He received his engineering degree from Kuybyshew Polytechnic Institute.  Alexander Lapkin is the father of Sergey Lapkin, our Chief Technology Officer and a member of our board of directors.

Sergey Alexandrovich Lapkin – Chief Technology Officer and Director

Sergey Lapkin has served as Technical Director – Principal Engineer of Globotek since 2006.  Prior to joining Globotek, he served as Principal Engineer of CJSC SPA Ecologicheskiyesistemy, a Russian engineering company from 2003 through 2005. He received his engineering degree from the Polytechnic Institute of Tolyatti.  Sergey Lapkin is the son of Alexander Lapkin, our Chief Science Officer and a member of our board of directors.

Alexander Viktorovich Lukin – Chief Production Officer and Director

Alexander Lukin has served as Director of Producing and Construction of Globotek since 2007.  Prior to joining Globotek, he served as Deputy Director of Samit LLC, a Russian company which supplies electronic equipment to auto manufacturers from 2001 through 2007.    Alexander is the brother of Sergey Lukin, our Chief Technology Officr and Director and Dimitry Lukin, our Chief Executive Officer and Director.

Sergey Viktorovich  Lukin -  Chief Financial Officer and Director

Sergey Vikrovich served as theChief Financial Officer of Globotek since 2005 and as a director of the Company since 2009.  Prior to joining Globotek, he served as Director of Samit LLC, a Russian company which supplies electronic equipment to auto manufacturers from 2001 through 2007. He also served as the head of the marketing and sales department of CJSC Polad, a Russian company specializing in the production of automotive parts, metal components and painting materials from 1997 through 2000. Sergey Lukin is the brother of Alexander Lukin, our Chief Production Officer and Director and Dimitry Lukin, our Chief Technology Officer and Director.

Alexander Vladimirivich Axutin - Director

Alexander Axutin has served as a director of the Company since December 2009 and Director of Corporate Management and Relations Director of Globotek since July 2009.  Prior to joining Globotek, he served as President of Resource Management at an autoparts production company from December 2006 through June 2009.  He also previously served as a General Director of Pokrov, a Russian  autoparts production company from June 2004 through December 2006.

Elena Alexandrovna Lapkina - Director

Elena Lapkina has served as the head of the project department of Globotek since January 2006 and as a director of the Company since December 2009.  Prior to joining Globotek, she served as a design engineer at CJSC SPA Ecologicheskive, a Russian engineering company from November 2003 through December 2005..

Veronica Palterovich – Director

Veronica Palterovich was appointed to our board of directors on January 25, 2010.  Ms. Palterovich has served as a consultant to Green Planet Energy Solutions, Inc. since 2008.  Prior to joining Green Planet Energy Solutions, she was Director of Business Development for Eastern European markets for Phoenix Energy Systems, Inc.  Ms. Palterovich also served as a member of the board of directors of Fortiz Finanz SA from 2007 through 2009 and as Project Manager at First International Monetary Agency of London Ltd. from 1998 through 2004.  Ms. Palterovich received her MBA from University of the West of Scotland and her degree in applied mathematics from the State Academy of Oil and Gas in Moscow, Russia.

Amdt von Oertzen – Director

Mr. von Oertzen was appointed to our board of directors in February 2010.  Mr. von Oertzen was also appointed to serve as the chairman of the compensation committee.  Mr. von Oertzen has the Chief Executive Officer of Oertzen Oil since 2005.  He was served as a consultant to Select Energy GMBH since 2005 and as a consultant to ASG Hamburg Export GMBH since 2004. He is a well-known international logistics consultant and specialist in LPG trading and transportation.

Sergey V. Sobolev - Director

Mr. Sobolev was appointed to our board of directors in February 2010.  Mr. Sobolev was also appointed as chairman of the audit committee.  Mr. Sobolev has served as the Chief Executive Officer of JSC Global Logistics since 2000.  From 1995 through 2000, he served as Chief Financial Officer of JSC Polair LADA.  From 1994 through 1995, he served as Director of the Securities Department of JSC TOAZ-Invest.  Mr. Sobolev is a Russian economist with significant experience in risk management, securities trading and financial controls.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

The audit committee consists of three directors - Sergey Sobolev (the Chairman), Elena Lapkina and Veronica Palterovich.  The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles. We do not currently have an audit committee financial expert. We have yet to identify a suitable candidate to serve as the audit committee financial expert due to our small size and limited reporting history, however, we intend to appoint an audit committee financial expert as soon as it is practical.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Report and is available on our web site at www.irisbiotech.com.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of the Company received compensation in excess of $100,000 per year for each of the last two fiscal years.

Employment Agreements

We currently have no formal employment or consulting agreements with our executive officers. We believe to have such agreements soon

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2009

Director Compensation

During the fiscal year ended December 31, 2009, the directors of the Company did not receive any compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 17, 2010 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Dimitry Viktorovich Lukin	5,600,000	9.29%
Alexander Nikolaevich Lapkin	5,600,000	9.29%
Sergey Alexandrovich Lapkin	5,600,000	9.29%
Alexander Viktorovich Lukin	5,600,000	9.29%
Alexander Vladimirovich Akustin	800,000	1.54%
Vladislav Feliksovich Tenenbaum	5,600,000	9.29%
Sergey Viktorovich Lukin	5,600,000	9.29%
Elena Alexandrovna Lapkina	5,600,000	9.29%
Amdt von Oertzen	0	0
Sergey Sobolev	0	0

All officers and directors as a group (11 persons)	40,000,000	76.92%

*Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is 22, Severnaya Street, Togliatti, Samara region, Russia.

(2)
Applicable percentage ownership is based on 40,000,000 shares of Common Stock outstanding as of May17, 2010 together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2009 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2009 and 2008, the Company entered into transactions with related parties. The outstanding balances at the year end and the income and expense for the year with related parties are as follows:

Shareholders	Accounts	December 31, 2009	December 31, 2008

Lukin D.	Borrowings (сurrent liabilities)	$6,000	$104,000
	Borrowings (non-сurrent liabilities)	839,000	870,000
Lukin A.	Trade payable	11,000	4,897
	Advance paid	-	4,897
	Other costs for the year	53,000	89,210
	Rent and rates for the year	5,000	5,000
Lukin S.	Trade receivable	-	2,103
	Sales of assets	-	1,648
Lapkin A.	Trade payable	40,000	40,919
	Intangible Assets (patent)	42,000	46,000
Lapkin S.	Trade payable	40,000	40,919
	Intangible Assets (patent)	42,000	46,000

Also, the Company buys and sells goods from related parties- the entities controlled or managed by the stockholders of the Company. The Company purchased goods totaling to $855,000-and $1,941,000 for the year ended December 31, 2009 and 2008, respectively. The Company sold goods totaling to $1,482,000 and $3,243,000 for the year ended December 31, 2009 and 2008, respectively.

The Group received the borrowing according to the loan agreement with Lapkin D. (shareholder of the Group). At December 31, 2009 non-current part of this loan liabilities was $6,000 and short-term liabilities in amount $839,000. This is Interest free loan.

During the year ended December 31, 2009 the Company received, at cost, received the Patents from shareholders Lapkin S. and Lapkin A. assigned according to the contracts.

Director Independence

Veronika Palterovich , Arndt von Oertzen and Sergey Sobolev  are   deemed to be “independent” as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $ 178,438 and $ 0, respectively.

Audit-Related Fees

Fees for audit-related services provided by our principal independent registered public accounting firm during the years ended December 31, 2009 and 2008 were $0.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $ 0 and $ 0, respectively.

All Other Fees

There were no other fees billed for services for the fiscal years ended December 31, 2009 and 2008.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBOTEK HOLDINGS, INC.

/s/ Vladislav Feliksovich Tenenbaum
May 17, 2010	Vladislav Feliksovich Tenenbaum
President (Principal Executive Officer)

/s/ Sergey Viktorovich Lukin
Sergey Viktorovich Lukin
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Vladislav Feliksovich Tenenbaum	President and Chairman	May 17, 2010
Vladislav Feliksovich Tenenbaum

/s/ Dimitry Viktorovich Lukin
Dimitry Viktorovich Lukin	Chief Executive Officer and Director	May 17, 2010

	Chief Science Officer and Director	May 17, 2010

Alexander Nikolaevich Lapkin

/s/ Sergey Alexandrovich Lapkin	Chief Technology Officer and Director	May 17, 2010
Sergey Alexandrovich Lapkin
/s/ Alexander Viktorovich Lukin	Chief Production Officer and Director	May 17, 2010
Alexander Viktorovich Lukin
/s/ Sergey Viktorovich Lukin	Chief Financial Officer and Director	May 17, 2010
Sergey Viktorovich Lukin
	Director	May 17, 2010
Alexander Vladimirivich Axutin
/s/ Elena Alxandrovna Lapkina
Elena Alxandrovna Lapkina	Director	May 17, 2010

Veronika Palterovich	Director	May 17, 2010

Arndt Heinrich von Oertzen	Director	May 17, 2010

Sergey V. Sobolev	Director	May 17, 2010

GLOBOTEK HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

WITH AUDIT REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GLOBOTEK HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Globotek Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Globotek Holdings, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the consolidated financial statements, at December 31, 2009, the Company had a working capital deficiency of $5,346,054 and deficiency in stockholders’ equity of $3,335,127 and incurred net loss of $2,412,264 for the year ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
May 17, 2010

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$511	$2,015
Trade receivable, net of allowance for doubtful accounts of $103,709 and $107,170 as of December 31, 2009 and 2008, respectively	13,128	49,765
Inventories	58,140	660,397
Advances to suppliers	43,906	193,024
VAT recoverable	-	488,321
Other current assets	35,206	360,691
Total current assets	150,891	1,754,213

Property, plant and equipment, net of accumulated depreciation of $925,420 and $396,153, respectively	3,003,086	3,800,360

Other assets:
Intangible assets, net	126,492	142,669

Total assets	$3,280,469	$5,697,242

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Advances received from customers	$67,105	$506,486
Trade payable	1,370,754	1,540,116
Note payable, current-related parties	1,049,914	1,075,127
Capital lease payable, current	2,177,795	910,177
Other current liabilities and accrued expenses	849,377	132,920
Total current liabilities	5,514,945	4,164,826

Long-term liabilities:
Notes payable-long term-related parties	1,100,651	1,069,366
Capital lease payable-long term	-	1,095,975
Total long-term liabilities	1,100,651	2,165,341

(Deficiency in) stockholders' equity:
Common stock, par value $0.001; authorized 125,000,000 shares, issued and outstanding 52,000,000 and 40,000,000 as of December 31, 2009 and 2008, respectively	52,000	40,000
Additional paid in capital	258,437	-
Accumulated deficit	(3,736,692)	(1,324,428)
Accumulated other comprehensive income (loss)	91,128	651,503
Total (deficiency in) stockholders' equity	(3,335,127)	(632,925)

Total liabilities and (deficiency in) stockholders’ equity	$3,280,469	$5,697,242

The accompanying notes are an integral part of these consolidated financial statements

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues:
Sale of productive output	$23,615	$4,360,076
Sale of goods	1,007,667	2,340,345
Service revenue	420,515	-
Other revenue	0	74,098
Total revenue	1,451,797	6,774,519

Cost of sales	1,241,218	2,448,949

Gross profit	210,579	4,325,570

Operating expenses:
Depreciation and amortization	542,238	399,098
Selling, general and administrative	1,453,326	1,870,018
Total operating expenses	1,995,564	2,269,116

(Loss) Income from operations	(1,784,984)	2,056,454

Other income (expenses):
Interest expense, net	(608,219)	(130,410)
Miscellaneous (expense )income	(1,197)	70,797
Total other income	(609,416)	(59,613)
(Loss) income before provision for income taxes	(2,394,400)	1,996,841

Provision for income taxes (benefit)	17,864	672,601

NET (LOSS) INCOME	$(2,412,264)	$1,324,240

(Loss) income per common share, basic and diluted	$(0.06)	$0.03

Weighted average number of common shares outstanding (basic and diluted)	40,000,142	40,000,000

Comprehensive Income (loss):
Net (loss) income	$(2,412,264)	$1,324,240
Foreign currency translation gain	(560,375)	795,471

Comprehensive (loss) income	$(2,972,639)	$2,119,711

The accompanying notes are an integral part of these consolidated financial statements

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, January 1, 2008, adjusted for recapitalization	40,000,000	$40,000	$-	$(2,648,668)	$(143,968)	$(2,752,636)
Foreign currency translation	-	-	-	-	795,471	795,471
Net income	-	-	-	1,324,240	-	1,324,240
Balance, December 31, 2008	40,000,000	40,000	-	(1,324,428)	651,503	(632,925)
Effect of merger with Globotek Holdings, Inc. (formerly Caribbean Villa Catering, Inc.)	12,000,000	12,000	-	-	-	12,000
Contribution of services by related party	-	-	258,437	-	-	258,437
Foreign currency translation	-	-	-	-	(560,375)	(560,375)
Net loss	-	-	-	(2,412,264)	-	(2,412,264)
Balance, December 31, 2009	52,000,000	$52,000	$258,437	$(3,736,692)	$91,128	$(3,335,127)

The accompanying notes are an integral part of these consolidated financial statements

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,412,264)	$1,324,240
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	542,238	399,098
Provision for bad debts	77,000	126,682
Services contributed by related party	258,437	-
Issuance of stock /acquisition costs	12,000	-
(Increase) decrease in:
Trade receivables	36,637	(175,848)
Inventories	602,257	(634,907)
Advances to suppliers	72,118	1,001,356
VAT recoverable	488,321	(400,284)
Deferred tax assets	-	670,798
Other current assets	325,485	145,833
Increase (decrease) in:
Advances received from customers	(439,381)	(1,047,671)
Trade payables	39,317	(516,811)
Other current liabilities	716,457	85,169
Net cash provided by (used in) provided by operating activities	318,622	977,655

Cash flows from investing activities:
Repayments of notes receivable	-	68,893
Payments for purchase of property, plant, equipment and intangibles	-	(3,462,548)
Net cash (used in) investing activities	-	(3,393,655)

Cash flows from financing activities:
Net (payments) proceeds from capital leases	(36,947)	1,516,066
Proceeds from note payable, related parties	6,072	759,116
Net cash (used in) provided by financing activities	(30,875)	2,275,182

Foreign currency translation	(289,251)	133,560

Net decrease in cash and cash equivalents	(1,504)	(7,258)
Cash and cash equivalents at beginning of year	2,015	9,273

Cash and cash equivalents at end of year	$511	$2,015

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for interest	$-	$(130,410)
Cash paid during year for taxes	$-	$(7,246)

Non-cash Investing and Financing Activities:
Services contributed by related party	$258,437	$-
Common stock issued for reverse acquisition	$12,000	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBOTEK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECMBER 31, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis and business presentation

The registrant, Globotek Holdings, Inc. (the “Company”), formerly Caribbean Villa Catering, Inc. was incorporated under the laws of the State of Nevada on March 9, 2007.  The Company’s principal activity is the development of the newest technologies of processing of hydro carbonic raw material, including passing oil gas, manufacture and realization industrial block-modular mobile complexes on processing oil passing gas (OPG). The production process developed by the Company can be used in operations in the Russian Federation as well as other parts of the world.

The Group’s main operations are currently in the Samara region (Tolyatti).  Thr Group’s operations were formerly principally located on the Mohtikovsky deposit (Nizhnevartovsk area, Hunts-Mansijsky independent district-Jugra). Currently, the Company is in the process of transporting this mobile complex to another location in the Samara region.

The Company also buys and sells industrial equipment to some of its client base and acts as a distributor of equipment for some national electric companies.  The company receives payment after the product is received from the third party.  The Company has resale agreements with these vendors.

Globotek NV

Globotek NV was founded in 2007 in the Nizhnevartovsk region. The principal activity of this company is complex operation on processing OPG.

Globotek Samara

Globotek Samara was founded in 2008 in the Samara region and it is an affiliate of the Group. The Group’s main operations are in the Samara region (Tolyatti), The industrial modular mobile complex on processing OPG is established on the Mohtikovsky deposit (Nizhnevartovsk area, Hunts-Mansijsky independent district-Jugra).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Globotek CJSC, Globotek NV Globotek-1 and Globotek Samara.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Acquisition

On December 31, 2009, the Company consummated an Agreement and Plan of Merger with Caribbean Villa Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and CJSC Globotek., a Russian corporation (“Globotek”).

Pursuant to the Merger Agreement, on December 31, 2009, the Subsidiary merged with and into Globotek resulting in Globotek becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company issued approximately 40,000,000 shares of its common stock (the “Acquisition Shares”) to the shareholders of Globotek, representing approximately 76.9% of the issued and outstanding common stock following the closing of the Merger. Also, 12,000,000 shares issued and outstanding were retained for shareholders prior to reverse merger. Simultaneously with the Merger, the Company changed its name from Caribbean Villa Catering, Inc to Globotek Holding, Inc.   Pursuant to the Merger Agreement, the outstanding shares of common stock of Globotek were cancelled. Prior to the Merger, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines

As a result of the Merger, there was a change in control of the Company. In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10) Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10), the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination and accounted for as such.

The total consideration paid was $12,000 and the significant components of the transaction are as follows:

Assets:	$-0-

Liabilities:

Net liabilities assumed	-0-

Common stock retained	12,000

Total consideration:	$12,000

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

All types of revenue received in advance are recognized as deferred income in the balance sheet. All other income and expense items are generally recorded on an accruals basis by reference to completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be provided.

Services are provided subject to customer acceptance provisions. Customer acceptance provisions and the related accounting take the following form: It is based on customer-specified objective criteria. The Company does not recognize revenue until it can demonstrate that the customer-specified objective criteria have been satisfied. The Company recognizes revenue upon receipt of the act of acceptance for services provided signed and stamped by the customer.

The Company uses the sales method of accounting for APG revenues. Under this method, revenues are recognized based on actual volumes of APG and sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to the Company’s operations.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as allowances for doubtful accounts;  depreciation and amortization lives; asset retirement obligations; legal and tax contingencies; inventory values; goodwill. Estimates are based on historical experience, where applicable and other assumptions that management believes are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. The cost of self-constructed assets includes the cost of materials, direct labor and an appropriate portion of production overheads directly related to construction of assets. Property, plant and equipment also include assets under construction and plant and equipment awaiting installation. Capitalized costs include cost of transporting plant to the site for use. At the time of relocation, the Company reevaluates capitalized transportation and site specific structural costs and writes off related book value. Where an item of property, plant and equipment comprises major components having different useful lives, they are accounted for as separate items of property, plant and equipment. Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Plant and equipment under capital leases and subsequent capitalized expenses are depreciated on a straight-line basis over the estimated remaining useful life of the individual assets. Depreciation commences from the time an asset is put into operation. Depreciation is not charged on assets to be disposed of and land. The range of the estimated useful lives is as follows:

Furniture and Equipment	2 -5	years
Machinery/Plant	7	years
Vehicles	3-5	years

Maintenance and repairs to vehicles, machinery and equipment is expensed as incurred.  There is no reevaluation of useful life as most of the assets are short term in nature and the repairs or maintenance are in the normal course of the operating life of the asset.

Inventories

Inventories as of December 31, 2009 and 2008 relate to industrial equipment resale and raw material for APG conversion. Inventories are carried at cost or market, whichever is less. Cost is calculated based on cost relating to specific identification of batch of equipment for resale.

Value Added Tax

The tax authorities permit the settlement of value added tax (“VAT”) on a net basis.  The net value added tax related to sales and purchases which has not been settled at the balance sheet date is recognized in the balance sheet and disclosed separately as a liability, or as an asset to the extent that management expect to recover these amounts.  Related cash flows are recorded as part of operating activities in the cash flow statement According to the Russian law VAT rate constitutes 18 percent of gross cost.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0 and $0 for the years ended December 31, 2009 and 2008.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Intangible Assets and Goodwill

Under Accounting Standards Codification subtopic 350-20, Intangibles-Goodwill and Other, ("ASC 350-20") intangible assets with indefinite useful lives are subject to impairment test at least annually and on an interim basis when an event occurs or circumstances change between annual tests that would more-likely-than-not result in impairment. The Group performs the required annual intangible assets impairment test at the end of each calendar year. Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives. In accordance with ASC - 350, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

Impairment of long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

  Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Trade receivables are presented in the balance sheet net of the allowance for doubtful accounts and are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. The allowance for doubtful accounts was $103,709 and $107,170 at December 31, 2009 and December 31, 2008, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2009 and 2008 were $0 and $0, respectively.

Deferred Financing Costs

The company amortizes deferred financing costs under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying Consolidated statements of operations. Deferred financing expense was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

Income taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Comprehensive Income (Loss)

The Company adopted Statement of  Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) ”. ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Segment Information

The Company adopted Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”).  ASC 280-10 establishes standards for reporting information regarding operating segments in annual Consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

 Basic and diluted earnings per share

In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company does not have any common stock equivalents at December 31, 2009 and 2008.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. The Company also purchases bonds from banks and other companies in lieu of cash for payment.  These bonds are written by local banks and secured with cash from the originator.  These are fully transferable bond that accrue interest.

Fair Value of Financial Instruments

In January 2009, the Company adopted the provisions of Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At December 31, 2009 and 2008, the Company did not have any financial assets measured at fair value on a recurring basis.

Stock Based Compensation

The Company has adopted the fair value provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. There were no employee stock options and employee stock purchases granted to employees and directors through December 31, 2009. There were no unvested options outstanding as of the date of adoption of ASC 718-10.

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in wholly-owned subsidiary.

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
Machinery	$3,769,016	$3,259,856
Motor vehicles	101,500	121,852
Furniture	10,606	14,688
Office equipment	37,925	68,984
Construction in progress	9,459	731,132
	3,928,506	4,196,513
Less accumulated depreciation	(925,420)	(396,153)
	$3,003,086	$3,800,360

Depreciation expense charged to operations amounted to $534,156 and $389,816 for the year ended December 31, 2009 and 2008 respectively.

3. INVENTORY
Inventory at December 31, 2009 and 2008 consist of the following:

	2009	2008
Raw materials	$18,157	$97,165
Finished goods and goods for resale	39,983	563,232
Total	$58,140	$660,397

4. OTHER CURRENT ASSETS

At December 31, 2009 and 2008, other current assets consist of the following:

	2009	2008
Debt assigned - receivable	$-	$38,582
Claim receivable	-	42,298
Miscellaneous receivable from suppliers	-	259,284
Loans receivable	-	14,880
Miscellaneous receivables	35,206	5,646
Total	$35,206	$360,690

5. INTANGIBLE ASSETS

Intangible Assets at December 31, 2009 and 2008 consist of the following:
	2009	2008
Patents	$133,223	$150,438
Software	9,732	-
Trade mark	871	1,513
Accumulated amortization	(17,334)	(9,282)
Total	$126,492	$142,669

Total amortization expense charged to operations for the year ended December 31, 2009 and 2008 was $8,082 and $9,282, respectively. Estimated amortization expense as of December 31, 2009 is as follows:

Years Ended December 31,
2010	$15,444
2011	15,444
2012	15,444
2013	15,444
2014 and after	64,716
Total	$126,492

6. OTHER CURRENT LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2009 and 2008:
	2009	2008
Accrued payroll	$-	$63,388
Accrued taxes payable	-	58,180
Accrued interest and other accounts payable	849,377	10,948
Income taxes payable	-	405
Total	$849,377	$132,920

7 – NOTES PAYABLE-RELATED PARTY

Notes payable-related party consists of the following at December 31, 2009 and 2008:

	2009	2008
Unsecured loan payable to a company Proekt Rosta due in monthly installments with interest at 21% per year	$969,316	$804,000
Unsecured loan payable to a company Sammit without interest due on demand	118,718	120,000
Unsecured loan payable to a company Rusvest-Finance due in monthly installments with interest at 18 % per year	211,149	199,000
Unsecured loan payable to a shareholder Lukin D without interest due on demand. This loan is subject to collateral of the Company’s guarantee to a the third party under litigation (refer to Note 11)	844,888	974,000
Miscellaneous loans	6,494	47,492
Total notes payable	2,150,565	2,144,492
Less current portion	(1,049,914)	(1,075,127)
Notes payable – long-term	$1,100,651	$1,069,366,

8. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control the other party, is under common control, or can exercise significant influence over the other party in making financial or operational decisions.  In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.  During the year the Company entered into transactions with related parties. The outstanding balances at the year end and the income and expense for the year with related parties are as follows:

Shareholders	Accounts	December 31, 2009	December 31, 2008

Lukin D.	Borrowings (сurrent liabilities)	$6,000	$104,000
	Borrowings (non-сurrent liabilities)	839,000	870,000
Lukin A.	Trade payable	11,000	4,897
	Advance paid	-	4,897
	Other costs for the year	53,000	89,210
	Rent and rates for the year	5,000	5,000
Lukin S.	Trade receivable	-	2,103
	Sales of assets	-	1,648
Lapkin A.	Trade payable	40,000	40,919
	Intangible Assets (patent)	42,000	46,000
Lapkin S.	Trade payable	40,000	40,919
	Intangible Assets (patent)	42,000	46,000

Also, the Company buys and sells goods from related parties- the entities controlled or managed by the stockholders of the Company. The Company purchased goods totaling to $855,000-and $1,941,000 for the year ended December 31, 2009 and 2008, respectively. The Company sold goods totaling to $774,037 and $3,243,000 for the year ended December 31, 2009 and 2008, respectively.

The Group received the borrowing according to the loan agreement with Lukin D. (shareholder of the Group). At December 31, 2009, non-current part of this loan liabilities was $6,000 and short-term liabilities in amount $839,000. This is Interest free loan.

As of December 31, 2009, the Company received, at cost, the Patents from shareholders Lapkin S. and Lapkin A. assigned according to the contracts.

9. CAPITAL LEASE COMMITMENTS

During the year ended December 31, 2009, the Group acquired equipment and vehicles under capital lease arrangements with the right to buy out leased assets upon completion of the underlying agreements. The amount of capital lease liabilities incurred during the year ended December 31, 2008 was $2,006,152.

Capital lease obligations consist the following as of December 31, 2009 and 2008:

	2009	2008
Capital lease- related party	$120,121	120,121
Capital leases - others	2,057,674	1,886,031
Total	2,177,795	2,006,152
Less: current maturities	(2,177,795)	(910,177)
Capital leases payable –long term	$-	1,095,975

At December 31, 2009 net book value of the machinery, equipment and vehicles held under the capital lease arrangements was:

	2009	2008
Production machinery	$2,630,607	$3,087,302
Motor vehicles	93,374	121,020
	2,723,982	3,208,322
Less: accumulated depreciation	(666,725)	(365,963)
Net value of property, plant and equipment obtained under capital lease arrangements	$2,057,256	$2,842,359

Following is a schedule of the Company's future minimum capital lease obligations:

Period Ending December 31,
2010	$3,716,832
2011	-
Total minimum payments	3,716,832
Less: amount representing interest	(1,539,037)
Present value of net minimum payments	$2,177,795

The Company is in violation of terms of agreements relating to capital leases.
10.  CAPITAL STOCK

The Company has 125,000,000 of $0.001 par value common stock authorized; 52,000,000 and 40,000,000 shares issued and outstanding as of December 31, 2009 and 2008.

The Company issued 40,000,000 shares of its common stock to Globotek Holdings’s shareholders in acquiring Globotek Holdings. Accordingly, as a recapitalization, as of December 31, 2009, there were 52,000,000 shares issued and outstanding of which 12,000,000 shares issued and outstanding were retained for shareholders prior to reverse merger.

 11. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through June 2010 with option to renew contract. The Company also leases warehouse under non-cancelable operating leases from related party with option to renew contract.

For the years ended December 31, 2009 and 2008, rent expense was $12,002 and $21,667, respectively.

Litigation

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of December 31, 2009, the Company has accrued $8,000 as liability in the books. In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the Ministry of Industry, Power engineering and Technologies of Samara Region against Globotek ZAO:1) On recovery of money in the aggregate amount of RUB 1,652,5082) On termination of government contract No. 5 dated 28 May 2009. The Company is defending against this case and does not expect to pay on this.

 No. 24592/2009 initiated based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid; No. A55-23415/2009 initiated based on the writ brought by creditor CJSC “VAZINTERSERVICE” to initiate bankruptcy proceedings against CJSC “Globotek”. The Company has guaranteed loan by Vazinterservice to Lapkin Alexander. Lapkin Alexander lent these funds, in turn, to the Company. The loan is shown under note payable- related parties and as of December 31, 2009, outstanding balance was $845,000. The Company does not expect to pay more than this loan balance offset in settlement of this estimated liability. (refer to note 8)

12- TAX CONTINGENCIES

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Group may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. As at December 31, 2009, management believes that its interpretation of the relevant legislation is appropriate and the Group’s tax, currency and customs positions will be sustained.

13 - BUSINESS CONCENTRATION

Revenue from three (3) major customer approximated $1,180,446 or 81% of total revenues for the year ending December 31, 2009 and out of this, $621,629 or 43% of total revenue was from a related party. Revenue from one (1) major customer approximated $2,480,000 or 37% of total revenues for the year ending December 31, 2008. Total accounts receivable of $0 of total accounts receivable, was due from these customers as of December 31, 2009.  Total accounts receivable of $0, of total accounts receivable, was due from these customers as of December 31, 2008.

Purchases from one (1) major supplier approximated $521,639 or 21% of purchases and two (2) major suppliers approximated $3,345,118 of purchases for the years ended December 31, 2009 and 2008, respectively. Total accounts payable of approximately $66,075 was due to these suppliers as of December 31, 2009, and $38,018 of total accounts payable was due to these suppliers as of December 31, 2008.

14. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a loss of $2,412,264 for the year ended December 31, 2009 and had a working capital deficiency of $5,364,054 and stockholders’ deficiency of $3,335,127 at December 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The management of the Company intends to seek additional funding through a Private Placement Offering which will be utilized to fund product development and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

15. SUBSEQUENT EVENTS

In March 2010, The Company entered into a multi-year license agreement with Energy Network Limited (“ENL”), a British Isles based energy investment enterprise (the “ENL Agreement”).  ENL supports energy infrastructure investment in Nigeria.  The Company expects to build one APG processing plant each year for a period of 10 years under ENL Agreement.

In April 2010, The Company entered into a multi-year license agreement with Colregistros, S.A, a subsidiary of Grupo GPC, a.Bogota, Columbia based oil company (the “Colregistros Agreement”).  The Company expects to build one APG processing plant each year for a period of 10 years under Colregistros Agreement.