Form 10-Q
period 2010-03-31
Globotek Holdings, Inc.
filed 2010-05-24
CIK 1425042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-151840

GLOBOTEK HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	45-0557179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Jenna Lane, Staten Island, New York 10304

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (917) 684-2422

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 24, 2010, there the issuer had 52,000,000 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,379	$511
Trade receivable, net of allowance for doubtful accounts of $ 106,818 and $103,709 as of March 31, 2010 and December 31, 2009, respectively	21,388	13,128
Inventories	60,056	58,140
Advances to suppliers	49,539	43,906
Other current assets	82,780	35,206
Total current assets	215,143	150,891

Property, plant and equipment, net of accumulated depreciation of $1,046,517 and $925,420, respectively	2,999,776	3,003,086

Other assets:
Intangible assets, net	126,308	126,492
Deferred tax assets	23,163	-

Total assets	$3,364,390	$3,280,469

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Advances received from customers	$80,351	$67,105
Trade payable	1,462,823	1,370,754
Note payable, current-related parties	1,081,393	1,049,914
Capital lease payable, current	2,243,091	2,177,795
Other current liabilities and accrued expenses	808,317	849,377
Total current liabilities	5,675,974	5,514,945

Long-term liabilities:
Notes payable-long term-related parties	1,133,651	1,100,651
Total long-term liabilities	1,133,651	1,100,651

(Deficiency in) stockholders' equity:
Common stock, par value $0.001; authorized 125,000,000 shares, issued and outstanding 52,000,000 both as of March 31, 2010 and December 31, 2009	52,000	52,000
Additional paid in capital	258,437	258,437
Accumulated deficit	(3,910,025)	(3,736,692)
Accumulated other comprehensive income (loss)	(10,648)	91,128
Total (deficiency in) stockholders' equity	(3,445,235)	(3,335,127)

Total liabilities and (deficiency in) stockholders’ equity	$3,364,390	$3,280,469

Non-cash Investing and Financing Activities:	$165,000	$-
Services contributed by related party

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Sale of productive output	$-	$18,710
Sale of goods	13,816	492,528
Service revenue	27,148	35,123
Total revenue	40,964	546,362

Cost of sales	11,947	499,998

Gross profit	29,017	46,363

Operating expenses:
Depreciation and amortization	95,596	7,847
General and administrative	129,734	56,279
Total operating expenses

Operating loss	(196,313)	(17,763)

Other income (expenses):
Currency translation gain	-	17
Interest income	418	666
Interest expense, net	-	(1,542)
Miscellaneous income	-	875
Total other income	418	16
Loss before provision for income taxes	(195,895)	(17,747)

Provision for income taxes (benefit)	22,562	(23,645)

NET (LOSS) INCOME	$(173,333)	$(41,392)

(Loss) income per common share, basic and diluted	$(0.0033)	$(0.0010)

Weighted average number of common shares outstanding (basic and diluted)	52,000,000	40,000,000

Comprehensive Income (loss):
Net (loss) income	$(173,333)	$(41,392)
Foreign currency translation gain (loss)	(101,776)	102,347

Comprehensive income (loss)	$(275,108)	$60,956

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
For the period January 1, 2010 through March 31, 2010

					Accumulated
			Additional		Other	Total
	Common stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2010,	52,000,000	$52,000	$258,437	$(3,736,692)	$91,128	$(3,335,127)
Contribution of services by related party	-	-	165,000	-	-	165,000
Foreign currency translation	-	-	-	-	(101,776)	(101,776)
Net loss	-	-	-	(173,333)	-	(173,333)
Balance, March 31, 2010	52,000,000	$52,000	$258,437	$(3,910,025)	$(10,648)	$(3,445,235)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) / income	$(173,333)	$(41,392
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,596	7,847
Services contributed by related party	165,000	-
Deferred income taxes	(22,562)	23,645
Changes in operating assets and liabilities:
Accounts and notes receivable	(21,241)	(270,819)
Inventories	(170)	460,388
Prepaid expenses and taxes	(32,186)	32,239
Prepaid and others assets	(4,241)	331,062
Accounts payable and accrued expenses	(6,025)	(545,741)
Net cash used in operating activities	(164,162)	(2,771)

Cash flows from investing activities:	-	-
Repayments of notes receivable	-	-
Payments for purchase of property, plant, equipment and intangibles	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable, related parties	165,000	-
Net cash (used in) provided by financing activities	165,000	-

Effect of exchange rate changes on cash and cash equivalents	30	(450)

Net increase (decrease) in cash and cash equivalents	868	(3,221)
Cash and cash equivalents at beginning of year	511	3,356

Cash and cash equivalents at end of year	$1,379	$135

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis and business presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year.

The financial statements included herein as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CJSC “Globotek” (Globotek Togliatti), CSJC “Globotek NV” (Globotek NV) and CJSC “Globotek” (Globotek Samara). All significant intercompany balances and transactions have been eliminated in consolidation.

The registrant, Globotek Holdings, Inc. (the “Company” / the “Group”), formerly Caribbean Villa Catering, Inc. was incorporated under the laws of the State of Nevada on March 9, 2007.  The Company’s principal activity is the development of the newest technologies of processing of hydro carbonic raw material, including passing oil gas, manufacture and realization industrial block-modular mobile complexes on processing oil passing gas (OPG). The production process developed by the Company can be used in operations in the Russian Federation as well as other parts of the world.

Globotek Togliatti (formerly CJSC “Greenpal”) was incorporated as a closed joint stock company on July 08, 2008, originally as CJSC “Greenpal” later renamed to CJSC “Globotek NV” with its registered offices at 2A Novozavodskaya Street, Togliatti, 446077 Russia.  Since its inception, Globotek Togliatti has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.

Globotek NV was incorporated as a closed joint stock company, CJSC “Globotek NV”on June 16, 2007 in the Nizhnevartovsk region with its registered offices at 46 Mira Street, Nizne Vartovsk, HMAO, 628611 Russia. The principal activity of this company is complex operation on processing OPG.

Globotek Samara was incorporated as a closed joint stock company, CJSC “Globotek” on November 23, 2005 with its registered offices at 7 Krasnaya Gorka Street, Gubkino Village, Samara Region, 446077 Russia.

The Group’s main operations are currently in the Samara region (Tolyatti).  The Group’s operations were formerly principally located on the Mohtikovsky deposit (Nizhnevartovsk area, Hunts-Mansijsky independent district-Jugra). Currently, the Company is in the process of transporting this mobile complex to another location in the Samara region.

The Group also buys and sells industrial equipment to some of its client base and acts as a distributor of equipment for some national electric companies.  The company receives payment after the product is received from the third party.  The Company has resale agreements with these vendors.

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

On February 19, 2010, Caribbean Villa Catering Corporation (the “Company”) filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company (i) changed its name to “Globotek Holdings, Inc.” (the “Name Change”) and (ii) authorized a class of “blank check” preferred stock consisting of 25,000,000 shares. The Company's corporate ticker symbol changed from "CBBV" to "GBTO" effective at the opening of the market on March 5, 2010. The new ticker symbol was in conjunction with the completion of the Company's planned name change from Caribbean Villa Catering Corp. (OTC.BB:CBBV) to Globotek Holdings, Inc. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid.

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

The Company has accounts for its equipment sales and building sales arrangements as separate units of accounting as a) the shipped equipment (both equipment sales and factory sales) has value to the customer on a standalone basis, b) there is an objective and reliable evidence of the fair value of the service portion of the revenue (installation and commissioning) approximated by the fair value that a third party would charge the Company’s customer for the installation and commissioning fees if the customer so desired not to use the Company’s services (or the customer could complete the process using the information in the owner’s manual, although it would probably take significantly longer than it would take the Company’s technicians and or a third party to perform the installation and commissioning process), and c) there is no right of return for the shipped equipment and all equipments are inspected and approved by the customer before shipment.

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

Reporting currency

The Company maintains its accounting records in Russian roubles. The Company’s functional currency is the Russian rouble.

The Company’s reporting currency is United States Dollar ($). The balance sheet is translated into US Dollars at a principal rate of exchange. The statement of income is translated at average principal rate of exchange for the appropriate periods.

The principal rate of exchange used for translating foreign currency balances was following:

as of March 31, 2010	$1 = RUB29.36;
as of December 31, 2009	$1 = RUB30.24;
as of March 31, 2009	$1 = RUB34.01
as of December 31, 2008	$1 = RUB29.38.

Average principal rate used of exchange income and expenses were following:

for three months period ended March 31, 2010	$1 = RUB29.89;
for year ended December 31, 2009	$1 = RUB31.72
for three months period ended March 31, 2009	$1 = RUB33.93;
for year ended December 31, 2008	$1 = RUB24.86

Resulting translation adjustments are reflected as a separate component of comprehensive income.

The exchange rate fluctuation of the Russian Rouble against the US Dollar may affect the book value of the Company’s assets and liabilities.

Accordingly, the translation of amounts recorded in this currency into US dollars should not be construed as a representation that such currency amounts have been, could be or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

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

Inventories

Inventories as of March 31, 2010 and December 31, 2009 relate to industrial equipment resale and raw material for APG conversion. Inventories are carried at cost or market, whichever is less. Cost is calculated based on cost relating to specific identification of batch of equipment for resale.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0 and $0 for Q1 ended March 31, 2010 and the year ended December 31, 2009.

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

Trade receivables are presented in the balance sheet net of the allowance for doubtful accounts and are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. The allowance for doubtful accounts was $106,818 and $103,709 at March 31, 2010 and December 31, 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for Q1 of 2010 and 2009 were $0 and $0, respectively.

Deferred Financing Costs

The company amortizes deferred financing costs under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying Consolidated statements of operations. Deferred financing expense was $0 and $0 for Q1 ended March 31, 2010 and 2009 respectively.

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

 Basic and diluted earnings per share

In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company does not have any common stock equivalents at March 31, 2010 and December 31, 2009.

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

Fair Value of Financial Instruments

In January 2009, the Company adopted the provisions of Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At March 31, 2010 and December 31, 2009, the Company did not have any financial assets measured at fair value on a recurring basis.

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

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2010 and December 31, 2009 consist of the following:

	As of March 31, 2010	As of December 31, 2009
Machinery	$3,882,037	$3,769,016
Motor vehicles	104,533	101,500
Furniture	10,923	10,606
Office equipment	39,058	37,925
Construction in progress	9,742	9,459
	4,046,292	3,928,506
Less accumulated depreciation	(1,046,517)	(925,420)
	$2,999,775	$3,003,086

Depreciation expenses charged to operations amounted to $91,689 and $4,979 for the three months period ended March 31, 2010 and 2009, respectively.

3. INVENTORY

Inventory at March 31, 2010 and December 31, 2009 consist of the following:

	As of March 31, 2010	As of December 31, 2009
Raw materials	$18,874	$18,157
Finished goods and goods for resale	41,182	39,983
Total	$60,056	$58,140

4. INTANGIBLE ASSETS

Intangible assets at March 31, 2010 and December 31, 2009 consisted of following:

	As of March 31, 2010	As of December 31, 2009
Patents	$137,218	$133,223
Software	10,023	9,732
Trade mark	897	871
Accumulated amortization	(21,830)	(17,334)
Total	$126,308	$126,492

Total amortization expense charged to operations for the three months period ended March 31, 2010 and 2009 was
$3,907 and $2,868 respectively. Estimated amortization expense as of March 31, 2010 is as follows:

Years Ended December 31,
2010 (remaining 9 months period)	$11,930
2011	15,907
2012	15,907
2013	15,907
2014	15,907
2015 and after	50,749
Total	$126,307

5. NOTES PAYABLE-RELATED PARTY

At March 31, 2010 and December 31, 2009 notes payable to related parties consisted of the following:
	As of March 31, 2010	As of December 31, 2009
Unsecured loan payable to a company Proekt Rosta due in monthly installments with interest at 21% per year	$998,379	$969,316
Unsecured loan payable to a company Sammit without interest due on demand	122,277	118,718
Unsecured loan payable to a company Rusvest-Finance due in monthly installments with interest at 18 % per year	217,480	211,149
Unsecured loan payable to a shareholder Lukin D without interest due on demand. This loan is subject to collateral of the Company’s guarantee to a the third party under litigation	870,220	844,888
Miscellaneous loans	6,689	6,494
Total notes payable	2,215,044	2,150,565
Less current portion	(1,081,393)	(1,049,914)
Notes payable – long-term	$1,133,651	$1,100,651

6. RELATED PARTY TRANSACTIONS

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

The outstanding balances at the year end and the income and expense for the year with related parties are as follows:

Shareholders	Accounts	As of March 31, 2010	As of December 31, 2009

Lukin D.	Borrowings (сurrent liabilities)	$6,180	$6,000
	Borrowings (non-сurrent liabilities)	864,155	839,000
Lukin A.	Trade payable	7,556	11,000
	Other costs for the year	-	53,000
	Rent and rates for the year	-	5,000
Lapkin A.	Trade payable	41,199	40,000
	Intangible Assets (patent)	-	42,000
Lapkin S.	Trade payable	41,199	40,000
	Intangible Assets (patent)	-	42,000

Also, the Company buys and sells goods from related parties- the entities controlled or managed by the stockholders of the Company. The Company sold goods totaling to $Nil and $492,528 for the three months period ended March 31, 2010 and 2009, respectively.

7. CAPITAL LEASE COMMITMENTS

During the year ended December 31, 2009 and 2008, the Group acquired equipment and vehicles under capital lease arrangements with the right to buy out leased assets upon completion of the underlying agreements.

At March 31, 2010 and December 31, 2009 capital lease obligations consisted of the following:

	As of March 31, 2010	As of December 31, 2009
Capital lease- related party	$123,723	120,121
Capital leases - others	2,119,368	2,057,674
Total	2,243,091	2,177,795
Less: current maturities	(2,243,091)	(2,177,795)
Capital leases payable –long term	$-

As at March 31, 2010 net book value of the machinery, equipment and vehicles held under the capital lease arrangements was:

	As of March 31, 2010	As of December 31, 2009
Production machinery	$2,709,479	$2,630,607
Motor vehicles	96,109	93,374
	2,805,588	2,723,982
Less: accumulated depreciation	(770,680)	(666,725)
Net value of property, plant and equipment obtained under capital lease arrangements	$2,034,908	$2,057,256

Following is a schedule of the Company's future minimum capital lease obligations:

Period Ending December 31,
2010	$3,828,272
2011	-
Total minimum payments	3,828,272
Less: amount representing interest	(1,585,181)
Present value of net minimum payments	$2,243,091

The Company is in violation of terms of agreements relating to capital leases.

8.  CAPITAL STOCK

The Company has 125,000,000 of $0.001 par value common stock authorized; 52,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through June 2010 with option to renew contract. The Company also leases warehouse under non-cancelable operating leases from related party with option to renew contract.

For the three months period ended March 31, 2010 and 2009, rent expenses was $13,446 and $22,747, respectively.

Litigation

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek Togliatti concerning recovery of obligatory payments and penalties. As of March 31, 2010, the Company has accrued $8,240 as liability in the books. In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the Ministry of Industry, Power engineering and Technologies of Samara Region against Globotek Togliatti:
1) On recovery of money in the aggregate amount of RUB 1,652,508
2) On termination of government contract No. 5 dated 28 May 2009.
The Company is defending against this case and does not expect to pay on this.

No. 24592/2009 initiated based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid; No. A55-23415/2009 initiated based on the writ brought by creditor CJSC “VAZINTERSERVICE” to initiate bankruptcy proceedings against CJSC “Globotek”. The Company has guaranteed loan by Vazinterservice to Lapkin Alexander. Lapkin Alexander lent these funds, in turn, to the Company. The loan is shown under note payable- related parties and as of March 31, 2010, outstanding balance was $870,335.

10. TAX CONTINGENCIES

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Group may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. As at March 31, 2010, management believes that its interpretation of the relevant legislation is appropriate and the Group’s tax, currency and customs positions will be sustained.

11. BUSINESS CONCENTRATION

Revenue from two (2) major customer approximated $38,055 or 93% of total revenues for the three months period ending March 31, 2010 and out of this, $Nil of total revenue was from a related party. Revenue from one (3) major customer approximated $521,094 or 95% of total revenues for the three months period ending March 31, 2009 and out of this, $492,528 or 90% of total revenue was from a related party. Total accounts receivable of $23,763 was due from these customers as of March 31, 2010.

Purchases from two (2) major supplier approximated $11,947 or 100% of total purchases for the three months period ending March 31, 2010 and out of this, $2,318 of total purchases was from a related party. Purchases from one (1) major supplier approximated $487,698 or 98%of purchases for the three months period March 31, 2009. Total accounts payable of approximately $8,050 was due to these suppliers as of March 31, 2010.

12. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a loss of $173,333 for the three months period ended March 31, 2010 and had a working capital deficiency of $5,460,831 and stockholders’ deficiency of $3,445,235 at March 31, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

13. SUBSEQUENT EVENTS

In April 2010, The Company entered into a multi-year license agreement with Colregistros, S.A, a subsidiary of Grupo GPC, a.Bogota, Columbia based oil company (the “Colregistros Agreement”).  The Company expects to build one APG processing plant each year for a period of 10 years under Colregistros Agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

Globotek Togliatti (formerly CJSC “Greenpal”) was incorporated as a closed joint stock company on July 08, 2008, originally as CJSC “Greenpal” later renamed to CJSC “Globotek NV” with its registered offices at 2A Novozavodskaya Street, Togliatti, 446077 Russia.  Since its inception, Globotek Togliatti has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.

Globotek NV was incorporated as a closed joint stock company, CJSC “Globotek NV”on June 16, 2007 in the Nizhnevartovsk region with its registered offices at 46 Mira Street, Nizne Vartovsk, HMAO, 628611 Russia. The principal activity of this company is complex operation on processing OPG.

Globotek Samara was incorporated as a closed joint stock company, CJSC “Globotek” on November 23, 2005 with its registered offices at 7 Krasnaya Gorka Street, Gubkino Village, Samara Region, 446077 Russia.

The Group’s main operations are in the Samara region (Tolyatti). The industrial modular mobile complex on processing OPG is established on the Mohtikovsky deposit (Nizhnevartovsk area, Hunts-Mansijsky independent district-Jugra). Globotek’s process involves the use of block-modular mobile complexes that each contain mini gas processing units that can be used in any environment where APG is flared.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended March 31, 2010 and 2009.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Globotek Holdings, Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the first quarter ended March 31, 2010.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – a discussion of recently issued accounting standards and their potential impact on our consolidated financial statements.

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Globotek Holdings, Inc.believes are important results as of and during the three months ended March 31, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended March 31, 2010 decreased 92.5% to $0.04 million from $0.55 million in the comparable period in 2009.

•	Improvement in current ratio (defined as current assets divided by current liabilities) of 1.05% to 3.79 at March 31, 2010 as compared to 2.74% at December 31, 2009.

•
General and administrative expenses as a percentage of revenue were 316.7% and 10.3% for the three months ended March 31, 2010 and 2009, respectively, which was primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements.

NEW ACCOUNTING STANDARDS

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

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will soon issue guidance on this potential adoption. We are currently investigating the implications to the Company should we be required to adopt IFRS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Our revenues for the three months ended March 31, 2010 were $40,964 as compared to $546,362 for the three months ended March 31, 2009.  The decrease in revenues was due primarily to the effect of the world economic downturn on our clients, low demand and subsequent decrease numbers of sales transactions.

Our gross profit from sales for the three months ended March 31, 2010 were $ 29,017 or 70.8% as compared $46,363 or 8.5% for the three months ended March 31, 2009. The increase in gross profit is the result of the effective cost management but there is no overall effect on results of operation due to insufficient sales level.

Operating expenses for three months ended March 31, 2010 were $225,330 as compared to $64,126 for the three months ended March 31, 2009.

General and Administrative expenses were $129,734 for the three months ended March 31, 2010 as compared to $56,279 for the three months ended March 31, 2009.The increase of $73,455 is primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

 Depreciation and amortization expenses were $95,596 for the three months ended March 31, 2010 as compared to $7,847 for the three months ended March 31, 2009. The increase of $87,749 is primarily attributable to new additions in previous year.

The Company’s net loss for the three months ended March 31, 2010 was $173,333 as compared to a net profit of $41,392 for three months ended March 31, 2009, for the reasons explained in the above paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. The primary source of the Company’s capital resources has been from lines of credit with it stockholders and other related entities.

Cash Flow

We incurred a net loss of $173,333 for the three months ended March 31, 2010 as compared to a net income of $41,392 for the three months ended March 31, 2009.

As of March 31, 2010, we had working capital deficit of $3,445,235.  For the three months ended March 31, 2010, we generated a net cash deficit from operating activities of $110,108 consisting of primarily of a net loss of $173,333, net with depreciation and amortization of $95,596 and services contributed by related party of $165,000. We believe that we will continue to incur net losses and negative cash flow from operating activities throughout 2010. We have met our cash requirements to date through the private placement of common stock and from borrowings and capital leases.

Our current cash flow is not adequate to satisfy our working capital requirements and debt service. We will be able to utilize loans from affiliates for the beginning stages of our development plan.  However the capital spending required by us to remain competitive and operate efficiently coupled with the funds needed by us to continue existence will likely result in an increase in the Company’s debt. The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  The main component of the Company’s short-term borrowings, the balance of which was approximately $864,155 as of March 31, 2010, is a short-term credit facility which does not bear interest.

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

Satisfaction of Our Cash Obligations for the Next 12 Months.

Unless we receive an imminent infusion of cash either through the sale of equity or debt, we will not be adequately capitalized. There is no guarantee that we will be able to obtain funding or if we do obtain funding that will be on adequate terms to meet our operational commitments and expected general and administrative expenses for the next twelve months.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. Such risks include, but are not limited to, an evolving and unpredictable business model and dependence on the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Contractual Obligations

Presently we have no Company hedging policy in place.  Collared hedges have the effect of providing a protective floor while allowing us to share in upward pricing movements to a fixed point. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. As we need, we may pursue hedging to protect a portion of our production against future pricing fluctuations, or enter into derivative contracts to decrease exposure to commodity price volatility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of the Company’s failure to file its quarterly report for the three months period ended March 31, 2010 in a timely manner.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of March 31, 2010, the Company has accrued $8,240 as liability in the books.

In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the Ministry of Industry, Power engineering and Technologies of Samara Region against Globotek ZAO:1) On recovery of money in the aggregate amount of approximately $56,277 (RUB 1,652,508) On termination of government contract No. 5 dated 28 May 2008. The Company is defending against this case and expects a favorable outcome. The Court declined the contract termination, but ruled that JSC Globotek to pay approximately $14 000. The Company has applied to another court to recover from the Ministry of Industry, Power Engineering and Technologies of Samara Region in the amount of $100 000 By the Appeal Court verdict dated March, 8, 2010 the above mentioned Court  decision is cancelled and the case is returned to the new court observation that should take place in May 2010

No. 24592/2009 initiated based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid; No. A55-23415/2009 initiated based on the writ brought by creditor CJSC “VAZINTERSERVICE” to initiate bankruptcy proceedings against CJSC “Globotek”. The Company guaranteed the loan by Vazinterservice to Aksutin Alexander. Aksutin Alexander lent these funds, in turn, to the Company. The loan is shown under note payable- related parties and as of December 31, 2008, outstanding balance was $804,000. The Company does not expect to pay more than this loan balance offset in settlement of this estimated liability. The Court determined that the guarantee was valid and declined its cancellation By the Appeal Court verdict dated March, 1, 2010 the above mentioned Court  decision is cancelled and we expect that the guarantee to be cancelled also sometimes in April,2010. But until that time one of the companies of the Group – JSC Globotek is going to be under observation.

Item 1(A).  Risk Factors

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBOTEK HOLDINGS, INC.

Date: May 24, 2010	By:	/s/ Vladislav Feliksovich Tenenbaum
Vladislav Feliksovich Tenenbaum
President (Principal Executive Officer)

Date: May 24, 2010	By:	/s/ Sergey Viktorovich Lukin
Sergey Viktorovich Lukin
Chief Financial Officer (Principal Financial Officer)