Form 10-Q
period 2010-06-30
Globotek Holdings, Inc.
filed 2010-08-16
CIK 1425042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-151840

GLOBOTEK HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	45-0557179
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 Severnaya Street, Togliatti, 445000 Russia

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: +7 848 231 9999

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

As of August 16, 2010, there the issuer had 52,000,000 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)		December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents		$15,039	$511
Trade receivable, net of allowance for doubtful accounts of $ 100,265 and $103,709 as of June 30, 2010 and December 31, 2009, respectively		137,488	13,128
Inventories		55,225	58,140
Advances to suppliers		82,480	43,906
Other current assets		554,993	35,206
Total current assets		845,225	150,891

Property, plant and equipment, net of accumulated depreciation of $488,028 and $925,420, respectively		1,066,113	3,003,086

Other assets:
Intangible assets, net		100,883	126,492
Deferred tax assets			-

Total assets		$2,012,221	$3,280,469

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Advances received from customers		$74,620	$67,105
Trade payable		981,937	1,370,754
Note payable, current-related parties		1,054,606	1,049,914
Note payable - current		1,153,896	-
Capital lease payable, current		672,094	2,177,795
Other current liabilities and accrued expenses		983,593	849,377
Total current liabilities		4,920,747	5,514,945

Long-term liabilities:
Notes payable-long term-related parties		890,754	1,100,651
Total long-term liabilities		890,754	1,100,651

(Deficiency in) stockholders' equity:
Common stock, par value $0.001; authorized 125,000,000 shares, issued and outstanding 52,000,000 both as of June 30, 2010 and December 31, 2009		52,000	52,000
Additional paid in capital		604,578	258,437
Accumulated deficit		(4,620,826)	(3,736,692)
Accumulated other comprehensive income (loss)		164,969	91,128
Total (deficiency in) stockholders' equity		(3,799,280)	(3,335,127)

Total liabilities and (deficiency in) stockholders’ equity		$2,012,221	$3,280,469

Non-cash Investing and Financing Activities:	$		$-
Services contributed by related party

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
Consolidated Statement of Operations
(in thousands, except per share data, unaudited)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Revenues:
Sale of productive output	$-	$18,710	$-	$-
Sale of goods	15,329	609,001	1,513	116,473
Service revenue	27,422	56,622	274	21,498
Total revenue	42,752	684,333	1,787	137,971

Cost of sales	13,336	595,146	1,389	97,285

Gross profit	29,416	89,187	399	40,686

Operating expenses:
Depreciation and amortization	210,440	238,763	66,439	119,755
General and administrative	249,865	135,906	123,005	76,567
Total operating expenses	460,305	374,669	189,444	196,322

Operating loss	(430,889)	(285,482)	(189,045)	(155,636)

Other income (expenses):
Currency translation gain	(84)	(17)	(84)	(34)
Interest income	2,357	689	1,350	23
Interest expense, net	(216,765)	(253,796)	(112,644)	(125,079)
Loss from termination of capital lease agreement	(184,256)		(184,256)
Miscellaneous income	14,831	12,022	14,831	11,147
Total other income	(383,918)	(241,101)	(280,804)	(113,943)
Loss before provision for income taxes	(814,807)	(526,583)	(469,849)	(269,579)

Provision for income taxes (benefit)	(69,328)	(23,645)	(108,980)	45,173

NET (LOSS) INCOME	$(884,135)	$(550,228)	$(578,829)	$(224,406)

(Loss) income per common share, basic and diluted	$(0.0170)	$(0.0138)	$(0.0111)	$(0.0056)

Weighted average number of common shares outstanding (basic and diluted)	52,000,000	40,000,000	52,000,000	40,000,000

Comprehensive Income (loss):
Net (loss) income	$(884,135)	$(550,228	$(578,829)	$(224,406)
Foreign currency translation gain (loss)	73,840	29,099	126,548	(96,018)

Comprehensive income (loss)	$(810,294)	$(521,129)	$(452,281)	$(320,424)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
For the period January 1, 2010 through June 30, 2010

					Accumulated
			Additional		Other	Total
	Common stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, January 1, 2010,	52,000,000	$52,000	$258,437	$(3,736,692)	$91,128	$(3,335,127)
Contribution of services by related party	-	-	346,141	-	-	346,141
Foreign currency translation	-	-	-	-	73,840	73,840
Net loss	-	-	-	(884,135)	-	(884,135)
Balance, June 30, 2010	52,000,000	$52,000	$604,578	$(4,620,827)	$164,968	$(3,799,280)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2010	Six months ended June 30, 2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) / income	$(881,832)	$(462,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,451	243,576
Services contributed by related party	346,141	-
Interest expense	120,792	252,089
Loss/(gain) on disposals and impairments of assets	(14,831)	-
Deferred income taxes	68,748	(53,632)
Loss from termination of capital lease agreement	184,256	-

Changes in operating assets and liabilities:
Accounts and notes receivable	3,075,759	(171,536)
Inventories	607	458,275
Prepaid expenses and taxes	64,345	579,928
Prepaid and others assets	(4,032,428)	3,196
Accounts payable and accrued expenses	(1,411,517)	(107,913)
Net cash from (used in) operating activities	(2,269,509)	741,565

Cash flows from investing activities:	-	-
Proceeds from disposal of property, plant and equipment	1,332,392	-
Payments to acquire property, plant and equipment	(1,504)	(2,423)
Net cash from (used in) investing activities	1,330,888	(2,423)

Cash flows from financing activities:
Short-term Borrowings from related party	953,301	(136,050)
Lease obligation	-	(602,851)
Net cash (used in) provided by financing activities	953,301	(738,901)

Effect of exchange rate changes on cash and cash equivalents	(152)	(352)

Net increase (decrease) in cash and cash equivalents	14,528	(111)
Cash and cash equivalents at beginning of period	511	3,379

Cash and cash equivalents at end of period	$15,039	$3,268

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$25,666
Cash paid for taxes	$-	$242

Non-cash Investing and Financial Activities:
Services contributed by related party	$346,141	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis and business presentation

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted. The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CJSC “Globotek” (Globotek Togliatti), CSJC “Globotek NV” (Globotek NV), CJSC “Globotek-Samara” (Globotek Syzran) and CJSC “Globotek” (Globotek Samara). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Globotek Syzran was incorporated as a closed joint stock company, CJSC “Globotek-Samara” on July 09, 2008 with its registered offices at 1-7, Solnechnaya Street, Syzran town, Samara Region, 446020 Russia.

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

The principal rate of exchange used for translating foreign currency balances was following:

as of June 30, 2010	$1 = RUB 30.20
as of December 31, 2009	$1 = RUB30.24;
as of June 30, 2009	$1 = RUB 31.29
as of December 31, 2008	$1 = RUB29.38.

Average principal rate used of exchange income and expenses were following:

for six months period ended June 30, 2010	$1 = RUB 33.07
for year ended December 31, 2009	$1 = RUB31.72
for six months period ended June 30, 2009	$1 = RUB 30.07
for year ended December 31, 2008	$1 = RUB24.86

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

Inventories

Inventories as of June 30, 2010 and December 31, 2009 relate to industrial equipment resale and raw material for APG conversion. Inventories are carried at cost or market, whichever is less. Cost is calculated based on cost relating to specific identification of batch of equipment for resale.

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

Trade receivables are presented in the balance sheet net of the allowance for doubtful accounts and are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. The allowance for doubtful accounts was $100,265 and $103,709 at March 31, 2010 and December 31, 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for Q2 of 2010 and 2009 were $0 and $0, respectively.

Deferred Financing Costs

The company amortizes deferred financing costs under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying Consolidated statements of operations. Deferred financing expense was $0 and $0 for Q2 ended June 30, 2010 and 2009 respectively.

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

 Basic and diluted earnings per share

In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company does not have any common stock equivalents at June 30, 2010 and December 31, 2009.

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

Fair Value of Financial Instruments

In January 2009, the Company adopted the provisions of Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At June 30, 2010 and December 31, 2009, the Company did not have any financial assets measured at fair value on a recurring basis.

Stock Based Compensation

The Company has adopted the fair value provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. There were no employee stock options and employee stock purchases granted to employees and directors through June 30, 2010. There were no unvested options outstanding as of the date of adoption of ASC 718-10.

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

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2010 and December 31, 2009 consist of the following:

	As of June 30, 2010	As of December 31, 2009

Machinery	$1,405,523	$3,769,016
Motor vehicles	102,990	101,500
Furniture and Office equipment	35,251	48,531
Construction in progress	10,377	9,459
Less accumulated depreciation	(488,028)	(925,420)
	$1,066,113	$3,003,086

Depreciation expenses charged to operations amounted to $58,259 and $122,012 for the three months period ended
June 30, 2010 and 2009, respectively.

Depreciation expenses charged to operations amounted to $193,971 and $238,152 for the six months period ended
June 30, 2010 and 2009, respectively.

In April 2010 the Company has disposed of some of its property, plant and equipment originally acquired in October 2009. The carrying value of the items disposed of was $ 1,317,562 at the disposal date. The disposal proceeds were $1,332,392 that resulted in $14,831 gain on disposal.

In April 2010 the Company has terminated the finance lease agreement with “PRB Leasing” LLC and returned the lesser the items leased. As at the time of the termination of the lease, the carrying value of the items leased was $1,586,723. Refer to Note 9 for further disclosure thereof.

3. INVENTORY

Inventory at June 30, 2010 and December 31, 2009 consist of the following:

	As of June 30, 2010	As of December 31, 2009
Raw materials	$16,461	$18,157
Finished goods and goods for resale	38,764	39,983
Total	$55,225	$58,140

4. OTHER CURRENT ASSETS

At June 30, 2010 and December 31, 2009 other current asset consisted of the following:

	As of June 30, 2010	As of December 31, 2009

VAT recoverable	$298,799	$-
Other taxes recoverable	28,418	-
Miscellaneous receivable from suppliers	162,606	-
Loan receivable	60,200	-
Miscellaneous receivable	4,970	35,206
Total	$554,993	$35,206

5. INTANGIBLE ASSETS

Intangible assets at June 30, 2010 and December 31, 2009 consisted of following:

	As of June 30, 2010	As of December 31, 2009
Patents	$129,161	$133,223
Software	9,435	9,732
Trade mark	844	871
Accumulated amortization	(38,557)	(17,334)
Total	$100,884	$126,492

Total amortization expense charged to operations for the three months period ended June 30, 2010 and 2009 was
$8,180 and $2,653 respectively.

Total amortization expense charged to operations for the three months period ended June 30, 2010 and 2009 was
$16,469 and $5,521 respectively.

Years Ended December 31,
2010 (remaining 6 months period)	$8,180
2011	16,360
2012	16,360
2013	16,360
2014	16,360
2015 and after	27,264
Total	$100,884

6. OTHER CURRENT LIABILITIES

At June 30, 2010 and December 31, 2009 account spayable and accrued liabilities consisted of the following:

	As of June 30, 2010	As of December 31, 2009

Acruued payroll	$32,596	$-
Acrrued taxes payable	109,495	-
Accrued interest and other accounts payable	330,206	849,377
Income tax payable	843	-
Miscellaneous payable	510,453	-
Total	$983,593	$849,377

7. NOTES PAYABLE-RELATED PARTY

At June 30, 2010 and December 31, 2009 notes payable to related parties consisted of the following:
	As of June 30, 2010	As of December 31, 2009
Unsecured loan payable to a company Proekt Rosta due in monthly installments with interest at 21% per year	$744,020	$969,316
Unsecured loan payable to a company Sammit without interest due on demand	111,282	118,718
Unsecured loan payable to a company Rusvest-Finance due in monthly installments with interest at 18 % per year	176,308	211,149
Unsecured loan payable to a shareholder Lukin D without interest due on demand. This loan is subject to collateral of the Company’s guarantee to a the third party under litigation	813,190	844,888
Unsecured loan payable to a shareholder Lapkin A. without interest due on demand.	38,782	-
Unsecured loan payable to a shareholder Lapkin S. without interest due on demand.	38,782	-
Miscellaneous loans	22,996	6,494
Total notes payable	1,945,360	2,150,565
Less current portion	(1,054,606)	(1,049,914)
Notes payable – long-term	$890,754	$1,100,651

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

The outstanding balances at the year end and the income and expense for the 6 months with related parties are as follows:

Shareholders	Accounts	As of June 30, 2010	As of December 31, 2009

Lukin D.	Borrowings (сurrent liabilities)	$5,930	$6,000
	Borrowings (non-сurrent liabilities)	813,190	839,000
	Trade payable	11,611	11,000
Lapkin A.	Borrowings (non-сurrent liabilities)	38,782	40,000
Lapkin S.	Borrowings (non-сurrent liabilities)	38,782	40,000

Also, the Company buys and sells goods from related parties- the entities controlled or managed by the stockholders of the Company. The Company sold goods totaling to $Nil and $492,528 for the three months period ended June 30, 2010 and 2009, respectively.

9. CAPITAL LEASE COMMITMENTS

During the year ended December 31, 2009 and 2008, the Group acquired equipment and vehicles under capital lease arrangements with the right to buy out leased assets upon completion of the underlying agreements.

At June 30, 2010 and December 31, 2009 capital lease obligations consisted of the following:

	As of June 30, 2010	As of December 31, 2009
Capital lease- related party	$454,663	120,121
Capital leases - others	217,431	2,057,674
Total	672,094	2,177,795
Less: current maturities	(672,094)	(2,177,795)
Capital leases payable –long term	$-

As at June 30, 2010 net book value of the machinery, equipment and vehicles held under the capital lease arrangements was:

	As of June 30, 2010	As of December 31, 2009
Production machinery	$449,579	$2,630,607
Motor vehicles	94,840	93,374
	544,419	2,723,982
Less: accumulated depreciation	(291,155)	(666,725)
Net value of property, plant and equipment obtained under capital lease arrangements	$253,264	$2,057,256

Following is a schedule of the Company's future minimum capital lease obligations:

Period Ending December 31,
2010	$689,261
2011	4,499
Total minimum payments	693,760
Less: amount representing interest	(21,666)
Present value of net minimum payments	$672,094

In April 2010 the Company has terminated the finance lease agreement with “PRB Leasing” LLC and returned the lesser the items leased. As at the time of the termination of the lease, the carrying value of the items leased was $1,586,723.

Payables that had to be derecognized and cancelled under the underlying lease agreement was $1,402,466. Due to having to terminate the finance lease agreement, a $184,256 loss was recognized and residual $250,352 payables payable to “PRB Leasing” LLC were reclassed into and recorded in other payables.

10.  CAPITAL STOCK

The Company has 125,000,000 of $0.001 par value common stock authorized; 52,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009.

11. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

For the three months period ended June 30, 2010 and 2009, rent expenses was $9,192 and $24,574, respectively.
For the six months period ended June 30, 2010 and 2009, rent expenses was $22,638 and $48,202, respectively.

The Company leases office space under non-cancelable operating leases that expire through June 2010 with option to renew contract. The Company also leases warehouse under non-cancelable operating leases from related party with option to renew contract.

Litigation

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek Togliatti concerning recovery of obligatory payments and penalties. As of June  30, 2010, the Company has accrued $8,240 as liability in the books. In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

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

10. TAX CONTINGENCIES

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Group may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. As at June 30, 2010, management believes that its interpretation of the relevant legislation is appropriate and the Group’s tax, currency and customs positions will be sustained.

11. BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $3,026 or 99% of total revenues for the three months period ending June 30, 2010 and out of this, $Nil of total revenue was from a related party. Revenue from three (3) major customer approximated $127,998 or 93% of total revenues for the three months period ending June 30, 2009 and out of this, $13,943 or 10% of total revenue was from a related party. Revenue from three (3) major customers approximated $41,081 or 93% of total revenues for the six months period ending June 30, 2010 and out of this, $Nil of total revenue was from a related party. Revenue from four (4) major customers approximated $649,092 or 95% of total revenues for the six months period ending June 30, 2009 and out of this, $13,943 or 2% of total revenue were from a related party. Total accounts receivable of $2,368 due from these customers as of June 30, 2010.

Purchases from one (1) major supplier approximated $1,389 or 100% of purchases for the three months period ending June 30, 2010 and out of this, $1,389 of total purchases were from a related party. Purchases from one  (1) major supplier approximated $81,527 or 67%of purchases for the three months period June 30, 2009. Purchases from one (2) major supplier approximated $11,947 or 100% of purchases for the six months period ending June 30, 2010 and out of this, $2,318 of total purchases were from a related party. Purchases from two  (2) major suppliers approximated $569,225 or 91%of purchases for the six months period June 30, 2009.  Total accounts payable of approximately $11,611 was due to these suppliers as of June 30 2010.

12. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a loss of $884,135 for the six months period ended June 30, 2010 and had a working capital deficiency of $4,075,521 and stockholders’ deficiency of $3,799,280 at June 30, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

13. SUBSEQUENT EVENTS

On June 22, 2010, The Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $60,000. The amount of $ 57,000 was credited to the accounts on July 12, 2010.

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

Globotek Syzran was incorporated as a closed joint stock company, CJSC “Globotek-Samara” on July 09, 2008 with its registered offices at 1-7, Solnechnaya Street, Syzran town, Samara Region, 446020 Russia.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the six-month periods ended June 30, 2010 and 2009.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2010.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the six months ended June 30, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Globotek Holdings, Inc. believes are important results as of and during the six months ended June 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the six months ended June 30, 2010 decreased 93.8% to $0.04 million from $0.68 million in the comparable period in 2009.

•	Improvement in current ratio (defined as current assets divided by current liabilities) of 0.17 to 1 at June 30, 2010 as compared to 0.03 to 1 at December 31, 2009.

•
General and administrative expenses as a percentage of revenue were 584.5% and 19.9% for the six months ended June 30, 2010 and 2009, respectively, which was primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Our revenues for the three months ended June 30, 2010 were $1,787 as compared to $137,971 for the three months ended June 30, 2009.  The decrease in revenues was due primarily to the effect of the world economic downturn on our clients, low demand and subsequent decrease numbers of sales transactions.

Our gross profit from sales for the three months ended June 30, 2010 were $ 399 or 20.3% as compared $40,686 or 29.5% for the three months ended June 30, 2009. The increase in gross profit is the result of the effective cost management but there is no overall effect on results of operation due to insufficient sales level.

Operating expenses for three months ended June 30, 2010 were $189,444 as compared to $196,322 for the three months ended June 30, 2009.

General and Administrative expenses were $123,005 for the three months ended June 30, 2010 as compared to $76,567 for the tree months ended June 30, 2009.The increase of $46,438 is primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

Depreciation and amortization expenses were $66,439 for the three months ended June 30, 2010 as compared to $119,755 for the three months ended June 30, 2009. The decrease of $ 53,316 is primarily attributable to disposal of assets held under capital lease agreement in April 2010.

The Company’s net loss for the three months ended June 30, 2010 was $578,829 as compared to a net loss of $224,406 for three months ended June 30, 2009, for the reasons explained in the above paragraphs.

Six Months Ended June 30, 2010 and 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Our revenues for the six months ended June 30, 2010 were $42,752 as compared to $684,333 for the six months ended June 30, 2009.  The decrease in revenues was due primarily to the effect of the world economic downturn on our clients, low demand and subsequent decrease numbers of sales transactions.

Our gross profit from sales for the six months ended June 30, 2010 were $ 29,416 or 68.81% as compared $89,187 or 13.0% for the six months ended June 30, 2009. The increase in gross profit is the result of the effective cost management but there is no overall effect on results of operation due to insufficient sales level.

Operating expenses for six months ended June 30, 2010 were $460,305 as compared to $374,669 for the six months ended June 30, 2009.

General and Administrative expenses were $249,865 for the six months ended June 30, 2010 as compared to $135,906 for the six months ended June 30, 2009.The increase of $113,960 is primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

Depreciation and amortization expenses were $210,440 for the six months ended June 30, 2010 as compared to $238,763 for the six months ended June 30, 2009. The decrease of $ 28,323 is primarily attributable to disposal of assets held under capital lease agreement in April 2010.

The Company’s net loss for the six months ended June 30, 2010 was $884,135 as compared to a net loss of $550,228 for six months ended June 30, 2009, for the reasons explained in the above paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. The primary source of the Company’s capital resources has been from lines of credit with it stockholders and other related entities.

On June 22, 2010, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $60,000. We do not believe that the proceeds from the Asher convertible notes will be sufficient to enable us to complete the current fiscal year without additional borrowing or contributions from officers or principle shareholders of the Company to fund operations. Unless we receive significant additional working capital, we will not be adequately capitalized.

Cash Flow

We incurred a net loss of $884,135 for the six months ended June 30, 2010 as compared to a net loss of $550,228 for the six months ended June 30, 2009.

As of June 30, 2010, we had working capital deficit of $4,075,521.  For the six months ended June 30, 2010, we generated a net cash deficit from operating activities of $2,269,509 consisting of primarily of a net loss of $884,1355 net with depreciation and amortization of $210,440 and services contributed by related party of $346,141. We believe that we will continue to incur net losses and negative cash flow from operating activities throughout 2010. We have met our cash requirements to date through the private placement of common stock and from borrowings and capital leases.

Our current cash flow is not adequate to satisfy our working capital requirements and debt service. We will be able to utilize loans from affiliates for the beginning stages of our development plan.  However the capital spending required by us to remain competitive and operate efficiently coupled with the funds needed by us to continue existence will likely result in an increase in the Company’s debt. The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  The main component of the Company’s short-term borrowings, the balance of which was approximately $111,282 as of June 30, 2010, is a short-term credit facility which does not bear interest.

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

Satisfaction of Our Cash Obligations for the Next 12 Months.

The Company had cash on hand of $15,039 at June 30, 2010. We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2010 fiscal year.

The Company raised $60,000 during the period ended June 30, 2010 through the issuance of a convertible note. On June 22, 2010, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $60,000.

We do not believe that the proceeds from the Asher convertible notes will be sufficient to enable us to complete the current fiscal year without additional borrowing or contributions from officers or principle shareholders of the Company to fund operations. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. We failed, among other things, to report on Form 8K in a timely manner of on June 22, 2010, Globotek Holdings Inc raised $60,000 during the period ended June 30, 2010 through the issuance of a convertible note.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In proceedings of the Arbitrage Court of Samara Region there is case No.  А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of June  30, 2010, the Company has accrued $8,240 as liability in the books.

In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the Ministry of Industry, Power engineering and Technologies of Samara Region against Globotek ZAO:1) On recovery of money in the aggregate amount of approximately $56,277 (RUB 1,652,508) On termination of government contract No. 5 dated 28 May 2008. The Company is defending against this case and expects a favorable outcome. The Court declined the contract termination, but ruled that JSC Globotek to pay approximately $14 000. The Company has applied to another court to recover from the Ministry of Industry, Power Engineering and Technologies of Samara Region in the amount of $100 000 By the Appeal Court verdict dated March, 8, 2010 the above mentioned Court  decision is cancelled and the case is returned to the new court observation that should take place in May 2010. Several court observations had taken place since then, but still there is no final and binding Court decision, yet.

No. 24592/2009 initiated based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid; No. A55-23415/2009 initiated based on the writ brought by creditor CJSC “VAZINTERSERVICE” to initiate bankruptcy proceedings against CJSC “Globotek”. The Company guaranteed the loan by Vazinterservice to Aksutin Alexander. Aksutin Alexander lent these funds, in turn, to the Company. The loan is shown under note payable- related parties and as of December 31, 2008, outstanding balance was $804,000. The Company does not expect to pay more than this loan balance offset in settlement of this estimated liability. The Court determined that the guarantee was valid and declined its cancellation By the Appeal Court verdict dated March, 1, 2010 the above mentioned Court  decision is cancelled and we expect that the guarantee to be cancelled also sometimes in April,2010. But until that time one of the companies of the Group – JSC Globotek is going to be under observation. Several court observations had taken place since then, but still there is no final and binding Court decision, yet.

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

GLOBOTEK HOLDINGS, INC.

Date: August 16, 2010	By:	/s/Vladislav Feliksovich Tenenbaum
Vladislav Feliksovich Tenenbaum
President (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Sergey Viktorovich Lukin
Sergey Viktorovich Lukin
Chief Financial Officer (Principal Financial Officer)