Form 10-Q
period 2010-09-30
Globotek Holdings, Inc.
filed 2010-11-15
CIK 1425042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there the issuer had 52,000,000 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$568	$511
Trade receivable, net of allowance for doubtful accounts of $ 100,265 and $103,709 as of September 30, 2010 and December 31, 2009, respectively	121,953	13,128
Inventories	56,571	58,140
Advances to suppliers	67,680	43,906
Other current assets	531,300	35,206
Total current assets	778,082	150,891

Property, plant and equipment, net of accumulated depreciation of $ 558,253 and $925,420, respectively	1,036,394	3,003,086

Other assets:
Intangible assets, net	100,380	126,492
Deferred tax assets	-	-

Total assets	$1,914,845	$3,280,469

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Advances received from customers	$129,560	$67,105
Trade payable	660,998	1,370,754
Note payable, current-related parties	215,248	1,049,914
Convertible note payable	60,000	-
Note payable - current	947,642	-
Capital lease payable, current	708,393	2,177,795
Other current liabilities and accrued expenses	1,565,965	849,377
Total current liabilities	4,287,806	5,514,945

Long-term liabilities:
Notes payable-long term-related parties	1,195,165	1,100,651
Total long-term liabilities	1,195,165	1,100,651

Total liabilities	5,482,971	6,615,596

(Deficiency in) stockholders' equity:
Common stock, par value $0.001; authorized 125,000,000 shares, issued and outstanding 52,000,000 both as of September 30, 2010 and December 31, 2009	52,000	52,000
Additional paid in capital	672,498	258,437
Accumulated deficit	(4,399,583)	(3,736,692)
Accumulated other comprehensive income (loss)	106,958	91,128
Total (deficiency in) stockholders' equity	(3,568,126)	(3,335,127)

Total liabilities and (deficiency in) stockholders’ equity	$1,914,845	$3,280,469

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
Consolidated Statement of Operations
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Revenues:
Sale of productive output	$-	$18,710	$-	$-
Sale of goods	20,672	717,441	5,342	108,440
Service revenue	32,853	392,374	5,430	335,752
Total revenue	53,524	1,128,526	10,773	444,193

Cost of sales	21,786	703,448	8,450	108,302

Gross profit	31,738	425,077	2,322	335,890

Operating expenses:
Depreciation and amortization	275,639	371,268	65,188	127,228
General and administrative	261,317	182,148	119,589	127,228
Total operating expenses	536,956	553,416	184,777	173,605

Operating profit (loss)	(505,218)	(112,549)	(182,455)	167,492

Other income (expenses):
Currency translation gain (loss)	37	(32)	122	(15)
Interest income	7,579	1,633	5,222	944
Interest expense, net	(277,447)	(510,689)	(60,682)	(256,893)
Loss from termination of capital lease agreement	(184,256)	-	-	-
Miscellaneous income	362,538	11,918	347,707	496
Total other income (loss)	(91,549)	(497,170)	292,369	(255,468)
Loss before provision for income taxes	(596,766)	(609,719)	109,914	(87,976)

Provision for income taxes (benefit)	(66,124)	(51,755)	3,203	(12,412)

NET (LOSS) INCOME	$(662,891)	$(557,964)	$113,118	$(100,387)

(Loss) income per common share, basic and diluted	$(0.0127)	$(0.0160)	$0.0022	$(0.0025)

Weighted average number of common shares outstanding (basic and diluted)	52,000,000	40,000,000	52,000,000	40,000,000

Comprehensive Income (loss):
Net (loss) income	$(662,891)	$(557,964)	$113,118	$(100,387)
Foreign currency translation gain (loss)	15,830	29,099	(58,010)	-

Comprehensive income (loss)	$(647,060)	$(528,865)	$55,107	$(100,387)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
For the period January 1, 2010 through September 30, 2010

					Accumulated
			Additional		Other	Total
	Common stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, January 1, 2010,	52,000,000	$52,000	$258,437	$(3,736,692)	$91,128	$(3,335,127)
Contribution of services by related party	-	-	414,061	-	-	414,061
Foreign currency translation	-	-	-	-	15,830	15,830
Net loss	-	-	-	(662,891)	-	(662,891)
Balance, September 30, 2010	52,000,000	$52,000	$672,498	$(4,399,583)	$106,958	$(3,568,126)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) / income	$(662,890)	$(557,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,639	371,268
Services contributed by related party	414,061	-
Interest expense	139,441	267,784
Loss/(gain) on disposals and impairments of assets	(14,863)	-
Deferred income taxes	64,543	(41,298)
Gain on write-off of account payable	(347,675)	-
Loss from termination of capital lease agreement	184,256	-

Changes in operating assets and liabilities:
Accounts and notes receivable	2,244,879	(377,886)
Inventories	699	482,658
Prepaid expenses and taxes	72,619	708,433
Prepaid and others assets	(3,278,194)	61,627
Accounts payable and accrued expenses	(1,595,601)	(153,297)
Net cash from (used in) operating activities	(2,503,085)	761,326

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	1,332,425	-
Payments to acquire property, plant and equipment	(1,504)	(24,095)
Net cash from (used in) investing activities	1,330,921	(24,095)

Cash flows from financing activities:
Short-term Borrowings from related party	1,112,284	(131,842)
Lease obligation	-	(602,851)
Proceeds from convertible notes	60,000	-
Net cash (used in) provided by financing activities	1,172,284	(734,694)

Effect of exchange rate changes on cash and cash equivalents	(63)	(385)

Net increase (decrease) in cash and cash equivalents	57	2,152
Cash and cash equivalents at beginning of period	510	3,379

Cash and cash equivalents at end of period	$568	$227

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$25,666
Cash paid for taxes	$-	$242

Non-cash Investing and Financial Activities:
Services contributed by related party	$414,061	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

GLOBOTEK HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis and business presentation

The interim financial data is unaudited; however, in our opinion, it includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared pursuant to the SEC’s rules and regulations; accordingly, certain information and footnote disclosures normally included in GAAP financial statements have been condensed or omitted. The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CJSC “Globotek” (Globotek Togliatti), CSJC “Globotek NV” (Globotek NV), CJSC “Globotek-Samara” (Globotek Samara) and CJSC “Globotek” (Globotek Syzran). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Globotek Togliatti (formerly CJSC “Greenpal”) was incorporated as a closed joint stock company on July 08, 2008, originally as CJSC “Greenpal” later renamed CJSC “Globotek” (Togliatti) with its registered offices at 2A Novozavodskaya Street, Togliatti, 446077 Russia.  Since its inception, Globotek Togliatti has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.

Globotek NV was incorporated as a closed joint stock company, CJSC “Globotek NV”, on June 16, 2007 in the Nizhnevartovsk region with its registered offices at 46 Mira Street, Nizne Vartovsk, HMAO, 628611 Russia. The principal activity of this company is complex operation on processing APG.

Globotek Syzran was incorporated as a closed joint stock company, CJSC “Globotek” on November 23, 2005 with its registered offices at 7 Krasnaya Gorka Street, Gubino Village, Samara Region, 446077 Russia.

Globotek Samara was incorporated as a closed joint stock company, CJSC “Globotek-Samara” on July 09, 2008 with its registered offices at 1-7, Solnechnaya Street, Syzran town, Samara Region, 446020 Russia.

The Group’s main operations are currently in the Samara region (Tolyatti).  The Group’s operations were formerly principally located on the Mohtikovsky deposit (Nizhnevartovsk area, Hunts-Mansijsky independent district-Jugra). Currently, the Company is in the process of transporting this mobile complex to another location in the Samara region.

The Group also buys and sells industrial equipment to some of its client base and acts as a distributor of equipment for ABB.  The company receives payment after the product is received from the third party.  The Company has resale agreements with these vendors.

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

Pursuant to the Merger Agreement, the outstanding shares of common stock of Globotek were cancelled. Prior to the Merger, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines.

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

The principal rate of exchange used for translating foreign currency balances was following:

as of September 30, 2010	$1 = RUB 30.40
as of December 31, 2009	$1 = RUB 30.24;
as of December 31, 2008	$1 = RUB 29.38.

Average principal rate used of exchange income and expenses were following:

for nine months period ended September 30, 2010	$1 = RUB 30.26
for year ended December 31, 2009	$1 = RUB31.72
for nine months period ended September 30, 2009	$1 = RUB 32.48
for year ended December 31, 2008	$1 = RUB24.86

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

Inventories

Inventories as of September 30, 2010 and December 31, 2009 relate to industrial equipment resale and raw material for APG conversion. Inventories are carried at cost or market, whichever is less. Cost is calculated based on cost relating to specific identification of batch of equipment for resale.

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

Trade receivables are presented in the balance sheet net of the allowance for doubtful accounts and are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial stability of its customers. The allowance for doubtful accounts was $100,265 and $103,709 at September 30, 2010 and December 31, 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for Q3 of 2010 and 2009 were $Nil and $Nil, respectively.

Deferred Financing Costs

The company amortizes deferred financing costs under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying Consolidated statements of operations. Deferred financing expense was $0 and $0 for Q3 ended September 30, 2010 and 2009 respectively.

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

Comprehensive Income (Loss)

The Company adopted Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”)”. ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

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

Basic and diluted earnings per share

In accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. The Company does not have any common stock equivalents at September 30, 2010 and December 31, 2009.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company does not make an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the convertible notes, largely as a result of the undercapitalization of the Company.

Stock Based Compensation

The Company has adopted the fair value provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. There were no employee stock options and employee stock purchases granted to employees and directors through September 30, 2010. There were no unvested options outstanding as of the date of adoption of ASC 718-10.

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

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2010 and December 31, 2009 consist of the following:

	As of September 30, 2010	As of December 31, 2009

Machinery	$1,442,156	$3,769,016
Motor vehicles	105,674	101,500
Furniture and Office equipment	36,170	48,531
Construction in progress	10,648	9,459
Less accumulated depreciation	(558,253)	(925,420)
	$1,036,394	$3,003,086

Depreciation expenses charged to operations amounted to $57,097 and $118,952 for the three months period ended September 30, 2010 and 2009, respectively.

Depreciation expenses charged to operations amounted to $255,780 and $352,194 for the nine months period ended September 30, 2010 and 2009, respectively.

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

3. INVENTORY

Inventory at September 30, 2010 and December 31, 2009 consist of the following:

	As of September 30, 2010	As of December 31, 2009
Raw materials	$16,796	$18,157
Finished goods and goods for resale	39,774	39,983
Total	$56,571	$58,140

4. OTHER CURRENT ASSETS

At September 30, 2010 and December 31, 2009 other current asset consisted of the following:

	As of September 30, 2010	As of December 31, 2009

VAT recoverable	$351,743	$-
Other taxes recoverable	30,938	-
Miscellaneous receivable from suppliers	68,178	-
Loan receivable	75,776	-
Miscellaneous receivable	4,665	35,206
Total	$531,300	$35,206

5. INTANGIBLE ASSETS

Intangible assets at September 30, 2010 and December 31, 2009 consisted of following:

	As of September 30, 2010	As of December 31, 2009
Patents	$132,527	$133,223
Software	9,681	9,732
Trade mark	866	871
Accumulated amortization	(42,695)	(17,334)
Total	$100,380	$126,492

Total amortization expense charged to operations for the three months period ended September 30, 2010 and 2009 was $3,379 and $3,068 respectively.

Total amortization expense charged to operations for the nine months period ended September 30, 2010 and 2009 was $19,848 and $8,589 respectively.

Estimated amortization expense As of September 30, 2010 is as follows:

Years Ended December 31,
2010 (remaining 3 months period)	$7,676
2011	16,360
2012	16,360
2013	16,360
2014	16,360
2015 and after	27,264
Total	$100,380

6. OTHER CURRENT LIABILITIES

As at September 30, 2010 and December 31, 2009 accounts payable and accrued liabilities consisted of the following:

	As of September 30, 2010	As of December 31, 2009

Acruued payroll	$41,407	$-
Acrrued taxes payable	164,190	-
Accrued interest and other accounts payable	1,102,626	849,377
Income tax payable	865	-
Payable to lessor under terminated lease agreement	256,877	-
Total	$1,565,965	$849,377

7. MISCELLANEOUS INCOME

Miscellaneous income of $362,538 includes $347,675 gain from write-off of accounts payable. These accounts payable have been listed as outstanding for several years, but are not believed by the company to be owing and no demands for payment have been made in respect to them.

8. NOTES PAYABLE-RELATED PARTY

At September 30, 2010 and December 31, 2009 notes payable to related parties consisted of the following:

	As of September 30, 2010	As of December 31, 2009
Unsecured loan payable to company Proekt Rosta due in monthly installments with interest at 21% per year	$23,353	$969,316
Unsecured loan payable to a company Sammit without interest due on demand	-	118,718
Unsecured loan payable to a company Rusvest-Finance due in monthly installments with interest at 18 % per year	180,903	211,149
Unsecured loan payable to a shareholder Lukin D without interest due on demand. This loan is subject to collateral of the Company’s guarantee to a the third party under litigation	834,384	844,888
Unsecured loan payable to shareholder Lapkin A. without interest due on demand.	39,793	-

Unsecured loan payable to shareholder Lapkin S. without interest due on demand.	39,793	-

Promissory note payable to shareholder Lukin D with 12% per year, due date not earlier then July 30, 2012	155,129	-

Promissory note payable to shareholder Lukin D with 12% per year, due date no earlier then August 31, 2012	91,493	-

Promissory note payable to shareholder Tenenbaum V. with 12% per year, due date no earlier then August 31, 2012	34,574	-

Miscellaneous loans	10,991	6,494
Total notes payable	1,410,413	2,150,565
Less current portion	(215,248)	(1,049,914)
Notes payable – long-term	$1,195,165	$1,100,651

9. RELATED PARTY TRANSACTIONS

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

		Nine months ended September 30,		Three months ended September 30,
		2010	2009	2010	2009
Shareholders:
Lukin A.	Rent and rates for the period	$-	$26,751	$-	$18,564
Lukin D.	Rent and rates for the period	15,115	-	-	-
Lukin D.	Purchase of goods	8,178	-	4,471	-

The outstanding balances at the year end and the income and expense for the 9 months with related parties are as follows:

Shareholders	Accounts	As of September 30, 2010	As of December 31, 2009

Lukin D.	Borrowings (сurrent liabilities)	$6,085	$6,000
	Borrowings (non-сurrent liabilities)	1,081,005	839,000
	Trade payable	12,199	11,000
	Miscellaneous receivable from suppliers	3,233	-
Lapkin A.	Borrowings (non-сurrent liabilities)	39,793	40,000
Lapkin S.	Borrowings (non-сurrent liabilities)	39,793	40,000
Lukin S.	Borrowings (miscellaneous loans)	2,900	-
	Accrued interest and other accounts payable	1,213	-
Tenenbaum V.	Borrowings (non-сurrent liabilities)	34,574	-

Also, the Company used to buy and sell goods from related parties- the entities controlled or managed by the stockholders of the Company. The Company sold goods totaling to $Nil and $492,528 for the nine months period ended September 30, 2010 and 2009, respectively.

10. CAPITAL LEASE COMMITMENTS

At September 30, 2010 and December 31, 2009 capital lease obligations consisted of the following:

	As of September 30, 2010	As of December 31, 2009
Capital lease- related party	$469,906	120,121
Capital leases - others	238,48	2,057,674
Total	708,393	2,177,795
Less: current maturities	(708,393)	(2,177,795)
Capital leases payable –long term	$-

At September 30, 2010 net book value of the machinery, equipment and vehicles held under the capital lease arrangements was:

	As of September 30, 2010	As of December 31, 2009
Production machinery	$461,297	$2,630,607
Motor vehicles	97,312	93,374
	558,608	2,723,982
Less: accumulated depreciation	(325,061)	(666,725)
Net value of property, plant and equipment obtained under capital lease arrangements	$233,547	$2,057,256

Following is a schedule of the Company's future minimum capital lease obligations:

Period Ending December 31,
2010 (remaining 3 months’ period)	$726,008
2011	4,616
Total minimum payments	730,624
Less: amount representing interest	(22,231)
Present value of net minimum payments	$708,393

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

11. CONVERTIBLE NOTE PAYABLE

Convertible note payable comprises unsecured convertible note payable to Asher Enterprises, Inc. (“Asher”) with a face value of $60,000, interest at 8% due March 24, 2011.

The $60,000 convertible note payable to Asher was issued on June 22, 2010 and is due on March 24, 2011. The note bears interest at 8% per annum and interest of 22% will be charged on the outstanding balance in the event of default. The loan is convertible at a price of 63% multiplied by the average of the lowest three trading prices for the common stock during the ten day trading period ending one day prior to the date the conversion notice is sent. In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.

The Company does not make an evaluation of the fair value of the recorded notes payable, nor derivative liabilities on the convertible notes, largely as a result of the undercapitalization of the Company.

12.  CAPITAL STOCK

The Company has 125,000,000 of $0.001 par value common stock authorized; 52,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009.

13. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

For the three months period ended September 30, 2010 and 2009, rent expenses were $3,289 and $22,887, respectively.
For the nine months period ended September 30, 2010 and 2009, rent expenses were $25,927 and $71,089, respectively.

The Company leases office space under non-cancelable operating leases that expire through June 2011 with option to renew contract. The Company also leases warehouse under non-cancelable operating leases from related party with option to renew contract.

Litigation

In proceedings of the Arbitrage Court of Samara Region there is case No. А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of September 30, 2010, the Company has accrued $8,240 as liability in the books. In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

Globotek Group companies are also a part to a series of legal actions at various court levels with the Ministry of Industry, Power engineering and Technologies of Samara Region. In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the against Globotek Togliatti:
1) On recovery of money in the aggregate amount of RUB 1,652,508
2) On termination of government contract No. 5 dated 28 May 2009.
Although the Globotek group companies have had piecemeal success in defending their right to performs the contract so far, as of the date of this report, we have filed a petition to the Highest Interregional Arbitration Court to take this matter up and stop an unwelcomed practice of the Ministry officials. The final and binding court hearing is expected in January 2011 that is highly probable to be to the entire satisfaction of Globotek.

The case No. 24592/2009 based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid is considered closed. The Arbitrage Court of the Samara Region handed down a verdict effective September 13, 2010 to the entire satisfaction of CJSC “Globotek”.

14. TAX CONTINGENCIES

Russian tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Group may be challenged by the relevant regional and federal authorities. Recent events within the Russian Federation suggest that the tax authorities may be taking a more assertive position in their interpretation of the legislation and assessments, and it is possible that transactions and activities that have not been challenged in the past may be challenged. As a result, significant additional taxes, penalties and interest may be assessed. Fiscal periods remain open to review by the authorities in respect of taxes for three calendar years preceding the year of review. Under certain circumstances reviews may cover longer periods. As at September 30, 2010, management believes that its interpretation of the relevant legislation is appropriate and the Group’s tax, currency and customs positions will be sustained.

15. BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $10,773 or 100% of total revenues for the three months period ending September 30, 2010 and out of this, $Nil of total revenue was from a related party. Revenue from two (2) major customer approximated $436,802 or 97% of total revenues for the three months period ending September 30, 2009 and out of this, $Nil of total revenue was from a related party.

Revenue from four (4) major customers approximated $41,754 or 54% of total revenues for the nine months period ending September 30, 2010 and out of this, $Nil of total revenue was from a related party. Revenue from four (4) major customers approximated $1,033,109 or 92% of total revenues for the nine months period ending September 30, 2009 and out of this, $514,506 or 46% of total revenue was from a related party. Total accounts receivable of $4,138 due from these customers as of Septemeber 30, 2010.

Purchases from one (1) major supplier approximated $4,471 or 100% of purchases for the three months period ending September 30, 2010 and out of this, $4,471 or 100% of total purchaes was from a related party. Purchaes from one (1) major supplier approximated $89,127 or 100%of purchases for the three months period September 30, 2009 and out of this, $Nil of total purchases was from a related party.

Purchases from one (1) major supplier approximated $8,204 or 100% of purchases for the nine months period ending September 30, 2010 and out of this, $8,204 of total purchaes or 100% was from a related party. Purchaes from one (1) major supplier approximated $198,198 or 97%of purchases for the nine months period September 30, 2009. Total accounts payable of approximately $11,611 was due to these suppliers as of September 30 2010.

16. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a loss of $662,879 for the nine months period ended September 30, 2010 and had a working capital deficiency of $3,664,853 and stockholders’ deficiency of $3,568,115 at September 30, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The management have transferred $ 281,196 worth of accounts payable to unrelated contractors by Globotek group companies by assuming the liability in their own names and derecognized the corresponding amount in the accounts payable by the companies. At the same time, the companies recorded the liabilities of $155,129, $91,493 and $ 34,574 against Promissory Notes payable to Mr. Lukin D. (due date not earlier then July 30, 2012), Mr. Lukin D. (due date no earlier then August 31, 2012) and Mr. Tenenbaum V. (due date no earlier then August 31, 2012) respectively, as disclosed in Note 8.

Also, the management has written-off $347,675 worth of accounts payable as these accounts payable have been listed as outstanding for several years, but are not believed by the company to be owing and no demands for payment have been made in respect to them.

The management plan to continue to support the group companies, however continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The management of the Company intends to seek additional funding through a Private Placement Offering which will be utilized to fund product development and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

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

Overview

Globotek Togliatti (formerly CJSC “Greenpal”) was incorporated as a closed joint stock company on July 08, 2008, originally as CJSC “Greenpal” later renamed to CJSC “Globotek” (Togliatti)” with its registered offices at 2A Novozavodskaya Street, Togliatti, 446077 Russia.  Since its inception, Globotek Togliatti has principally been engaged in the design and development of a unique technology for the processing of APG that is carried out at the drilling field by a modular mobile structure.

Globotek NV was incorporated as a closed joint stock company, CJSC “Globotek NV”on June 16, 2007 in the Nizhnevartovsk region with its registered offices at 46 Mira Street, Nizne Vartovsk, HMAO, 628611 Russia. The principal activity of this company is complex operation on processing OPG.

Globotek Syzran was incorporated as a closed joint stock company, CJSC “Globotek” on November 23, 2005 with its registered offices at 7 Krasnaya Gorka Street, Gubino Village, Samara Region, 446077 Russia.

Globotek Samara was incorporated as a closed joint stock company, CJSC “Globotek-Samara” on July 09, 2008 with its registered offices at 1-7, Solnechnaya Street, Syzran town, Samara Region, 446020 Russia.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the nine-month periods ended September 30, 2010 and 2009.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2010.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the nine months ended September 30, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Globotek Holdings, Inc. believes are important results as of and during the nine months ended September 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the nine months ended September 30, 2010 decreased 95.3% to $0.05 million from $1.13 million in the comparable period in 2009.

•	Improvement in current ratio (defined as current assets divided by current liabilities) of 0.18 to 1 at September 30, 2010 as compared to 0.03 to 1 at December 31, 2009.

•
General and administrative expenses as a percentage of revenue were 488.2% and 16.1% for the nine months ended September 30, 2010 and 2009, respectively, which was primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Our revenues for the three months ended September 30, 2010 were $10,773 as compared to $444,193 for the three months ended September 30, 2009.  The decrease in revenues was due primarily to the effect of the world economic downturn on our clients, low demand and subsequent decrease numbers of sales transactions.

Our gross profit from sales for the three months ended September 30, 2010 were $ 2,322 or 21.6% as compared $335,890 or 75.6% for the three months ended September 30, 2009. The increase in gross profit is the result of the effective cost management but there is no overall effect on results of operation due to insufficient sales level.

Operating expenses for three months ended September 30, 2010 were $184,777 as compared to $173,605 for the three months ended September 30, 2009.

General and Administrative expenses were $119, 895 for the three months ended September 30, 2010 as compared to $46,378 for the tree months ended September 30, 2009.The increase of $73,211 is primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

Depreciation and amortization expenses were $65,188 for the three months ended September 30, 2010 as compared to $127,228 for the three months ended September 30, 2009. The decrease of $ 62,040 is primarily attributable to disposal of assets held under capital lease agreement in April 2010.

The Company’s net profit for the three months ended September 30, 2010 was $113,118 as compared to a net loss of $100,387 for three months ended September 30, 2009. The switch to profit is primarily attributable to gain on write-off accounts payable with long account age.

Nine Months Ended September 30, 2010 and 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Our revenues for the nine months ended September 30, 2010 were $53,524 as compared to $1,128,526 for the nine months ended September 30, 2009.  The decrease in revenues was due primarily to the effect of the world economic downturn on our clients, low demand and subsequent decrease numbers of sales transactions.

Our gross profit from sales for the nine months ended September 30, 2010 were $ 31,738 or 59.3% as compared $425,077 or 37.7% for the nine months ended September 30, 2009. The increase in gross profit is the result of the effective cost management but there is no overall effect on results of operation due to insufficient sales level.

Operating expenses for nine months ended September 30, 2010 were $536,956 as compared to $553,416 for the nine months ended September 30, 2009.

General and Administrative expenses were $261,133 for the nine months ended September 30, 2010 as compared to $181,991 for the nine months ended September 30, 2009.The increase of $79,142 is primarily due to increases in, among other factors, additional legal, accounting and audit expenses.

Depreciation and amortization expenses were $275,639 for the nine months ended September 30, 2010 as compared to $371,268 for the nine months ended September 30, 2009. The decrease of $ 95,629 is primarily attributable to disposal of assets held under capital lease agreement in April 2010.

The Company’s net loss for the nine months ended September 30, 2010 was $662,891 as compared to a net loss of $557,964 for nine months ended September 30, 2009, for the reasons explained in the above paragraphs.

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

Cash Flow

We incurred a net loss of $662,879 for the nine months ended September 30, 2010 as compared to a net loss of $638,204 for the nine months ended September 30, 2009.

As of September 30, 2010, we had working capital deficit of $3,509,735.  For the nine months ended September 30, 2010, we generated a net cash deficit from operating activities of $2,503,085 consisting of primarily of a net loss of $662,891 net with depreciation and amortization of $275,639 and services contributed by related party of $414,061. We believe that we will continue to incur net losses and negative cash flow from operating activities throughout 2010. We have met our cash requirements to date through the private placement of common stock and from borrowings and capital leases.

Our current cash flow is not adequate to satisfy our working capital requirements and debt service. We will be able to utilize loans from affiliates for the beginning stages of our development plan.  However the capital spending required by us to remain competitive and operate efficiently coupled with the funds needed by us to continue existence will likely result in an increase in the Company’s debt. The Company is dependent upon its cash flow from operations to maintain appropriate liquidity.  The main component of the Company’s short-term borrowings, the balance of which was approximately $180,903 as of September 30, 2010, is a short-term credit facility with interst rate 18% p.a.

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

Satisfaction of Our Cash Obligations for the Next 12 Months.

The Company had cash on hand of $568 at September 30, 2010. We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2010 fiscal year.

The Company raised $60,000 during the period ended September 30, 2010 through the issuance of a convertible note. On June 22, 2010, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $60,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting of Force Protection. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the audit of our financial statements for the fiscal year ended December 31, 2009, and subsequently thereafter, we identified the following internal control issues: (1) our failure to timely reconcile our accounts under Russian generally accepted accounting principles to U.S. GAAP; (2) inadequate monitoring of non-routine and non-systematic transactions.

The management have worked throughout the Q3 to remediate the material weaknesses that existed as of December 31, 2009 and as of March 31, 2010 and June 30, 2010.

Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.

Based upon that evaluation, and having considered the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were still not effective, pending further improvement in its design.

Changes in Internal Control Over Financial Reporting.

During the nine month period ended September 30, 2010, the following changes in internal controls occurred at our company.

We have worked throughout the Q3 to remediate the material weaknesses that existed as of December 31, 2009 and as of March 31, 2010 and June 30, 2010.

Management believe that improvements were implemented in Q3 of 2010 to ensure our accounting policies and improvements were aligned with GAAP, and to ensure that accounting personnel were trained on the accounting policies and procedures. During the quarter ended September 30, 2010, business analysis procedures were enhanced to improve the level of management review of trends, significant events and appropriateness of critical assumptions and to shorten the response time to resolve unexpected results or account balances.

The management have also undertaken to improve financial oversight functions and strengthen controls to allow for early detection of non-compliance with accounting policies and procedures. The significant controls implemented or enhanced in Q3 of 2010 to ensure compliance with accounting policies and procedures were (i) monitoring of company-wide business analytics, (ii) reviewing journal entries, (iii) verifying account reconciliations, and (iv) evaluating non-routine and non-systematic transactions.

We are in the process of adopting some other remedial actions to rectify the identified material weaknesses in the internal control over our financial reporting. Such remedial actions include retaining professional consultants to advise on the internal control over our financial reporting and recruiting new staff members who are familiar with U.S. GAAP.

The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements is subject to continued management review. We cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could adversely affect our operating results or cause us to fail to meet our reporting obligations. We cannot guarantee that we will not identify further material weaknesses or significant deficiencies in our internal control over financial reporting in the future or that future restatements will not be required.

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

In proceedings of the Arbitrage Court of Samara Region there is case No. А9595/2009 initiated under the claim of Government institution – General Office of Pension Fund of RF in Syzran City and Oktyabrsk City, Syzran and Shigon District of Samara Region against Globotek ZAO concerning recovery of obligatory payments and penalties. As of September 30, 2010, the Company has accrued $8,240 as liability in the books. In accordance with information placed on the site of the Arbitrage Court of Samara Region this suit has been satisfied. The amount to be recovered is not indicated.

Globotek Group companies are also a part to a series of legal actions at various court levels with the Ministry of Industry, Power engineering and Technologies of Samara Region. In proceedings of the Arbitrage Court of Samara Region there is case No А55-15744/2009 initiated under the claim of the against Globotek Togliatti:
1) On recovery of money in the aggregate amount of RUB 1,652,508
2) On termination of government contract No. 5 dated 28 May 2009.
Although the Globotek group companies have had piecemeal success in defending their right to performs the contract so far, as of the date of this report, we have filed a petition to the Highest Interregional Arbitration Court to take this matter up and stop an unwelcomed practice of the Ministry officials. The final and binding court hearing is expected in January 2011 that is highly probable to be to the entire satisfaction of Globotek.

The case No. 24592/2009 based on the action brought by Lapkin Alexander Nikolaevich against CJSC “Globotek” and CJSC “VAZINTERSERVICE” to recognize surety agreement № 2956 dated 28 November 2006 to be invalid is considered closed. The Arbitrage Court of the Samara Region handed down a verdict effective September 13, 2010 to the entire satisfaction of CJSC “Globotek”.

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

GLOBOTEK HOLDINGS, INC.

Date: November 15, 2010	By:	/s/Vladislav Feliksovich Tenenbaum
Vladislav Feliksovich Tenenbaum
President (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Sergey Viktorovich Lukin
Sergey Viktorovich Lukin
Chief Financial Officer (Principal Financial Officer)